Form 10-Q
period 2007-09-30
Mewbourne Energy Partners 07-A, L.P.
filed 2007-11-14
CIK 1353748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

Or

☐	TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 333-131978

MEWBOURNE ENERGY PARTNERS 07-A, L.P.

Delaware	20-8481823
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3901 South Broadway, Tyler, Texas	75701
(Address of principal executive offices)	(Zip code)

Registrant’s Telephone Number, including area code: (903) 561-2900

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Mewbourne Energy Partners 07-A, L.P.

INDEX

		Page No.
Part I – Financial Information

Item 1.	Financial Statements

	Condensed Balance Sheet September 30, 2007 (Unaudited)	3

	Condensed Statements of Operations (Unaudited) – For the three months ended September 30, 2007 and the period from March 1, 2007 (date of inception) through September 30, 2007	4

	Condensed Statement of Cash Flows (Unaudited) – For the period from March 1, 2007 (date of inception) through September 30, 2007	5

	Condensed Statement of Changes In Partners’ Capital (Unaudited) – For the period from March 1, 2007 (date of inception) through September 30, 2007	6

	Notes to Condensed Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	11

Item 4.	Disclosure Controls and Procedures	11

Part II – Other Information

Item 1.	Legal Proceedings	11

Item 6.	Exhibits and Reports on Form 8-K	12

Mewbourne Energy Partners 07-A, L.P.

Part I – Financial Information

Item 1.	Financial Statements

CONDENSED BALANCE SHEET

September 30, 2007

September 30, 2007
(Unaudited)
ASSETS

Cash and cash equivalents	$64,359,666
Accounts receivable, affiliate	32,033
Accounts receivable, other	258,104

Total current assets	64,649,803

Oil and gas properties at cost, full cost method	5,018,134
Less accumulated depreciation, depletion, amortization and impairment	(13,447)

5,004,687

Total assets	$69,654,490

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$5,012,501

Asset retirement obligation	6,211

Partners’ capital
General partners	60,674,528
Limited partners	3,961,250

Total partners’ capital	64,635,778

Total liabilities and partners’ capital	$69,654,490

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 07-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

For the three months ended September 30, 2007, and the period from

March 1, 2007 (date of inception) through September 30, 2007

(Unaudited)

	Three Months Ended September 30, 2007	Period Ended September 30, 2007
Revenues and other income:

Oil and gas sales	$34,604	$34,604
Interest income	567,770	567,770

Total revenues and other income	602,374	602,374

Expenses:

Lease operating expense	573	573
Production taxes	2,571	2,571
Depreciation, depletion, and amortization	13,447	13,447
Asset retirement obligation accretion	5	5

Total expenses	16,596	16,596

Net income	$585,778	$585,778

Allocation of net income:
General partners	$549,878	$549,878

Limited partners	$35,900	$35,900

Basic and diluted net income per limited and general partner interest (70,000 interests outstanding)	$8.37	$8.37

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 07-A, L.P.

CONDENSED STATEMENT OF CASH FLOWS

For the period from March 1, 2007 (date of inception)

through September 30, 2007

(Unaudited)

2007
Cash flows from operating activities:
Net income	$585,778
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	13,447
Asset retirement obligation accretion	5
Changes in operating assets and liabilities:
Accounts receivable - affiliate	(32,033)
Accounts receivable - other	(258,104)
Accounts payable - affiliate	5,012,501

Net cash provided by operating activities	5,321,594

Cash flows from investing activities:
Purchase and development of oil and gas properties	(5,011,928)

Net cash used in investing activities	(5,011,928)

Cash flows from financing activities:
Capital contributions from partners, net of sales commissions and due diligence fees of $ 5,950,000	64,050,000

Net provided by financing activities	64,050,000

Net increase in cash and cash equivalents	64,359,666
Cash and cash equivalents, beginning of period	—

Cash and cash equivalents, end of period	$64,359,666

Supplemental Cash Flow Information:
Non-cash increase to oil & gas properties related to:
Asset retirement obligation liabilities assumed	$6,206

Accrual of well cost	$3,922,421

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 07-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the period from March 1, 2007 (date of inception)

through September 30, 2007

(Unaudited)

	General Partners	Limited Partners	Total
Partners’ capital at March 1, 2007 (date of inception)	$—	$—	$—
Capital contributions, net of sales commissions and due diligence fees of $ 5,950,000	60,124,650	3,925,350	64,050,000
Net income	549,878	35,900	585,778

Balance at September 30, 2007	$60,674,528	$3,961,250	$64,635,778

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 07-A, L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	Significant Accounting Policies

Accounting for Oil and Gas Producing Activities

Mewbourne Energy Partners 07-A, L.P., (the “Partnership”), a Delaware limited partnership is engaged primarily in oil and gas development and production in Texas, Oklahoma, and New Mexico, and was organized on March 1, 2007. The offering of limited and general partnership interests began May 1, 2007 as a part of an offering registered under the name Mewbourne Energy Partners 07A, L.P., (the “Program”), and concluded August 13, 2007, with total investor contributions of $70,000,000 originally being sold to 1,776 subscribers of which $65,710,000 were sold to 1,662 subscribers as general partner interests and $4,290,000 were sold to 114 subscribers as limited partner interests. In accordance with the partnership agreement sales commissions and due diligence fees of $5,950,000 have been netted against investor contributions. In accordance with the laws of the State of Delaware, Mewbourne Development Corporation (“MD”), a Delaware Corporation, has been appointed as the Partnership’s managing general partner. MD has no equity interest in the Partnership. Since the Partnership was not funded until August 13, 2007, there was no activity prior to that date.

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At September 30, 2007, approximately $3.0 million of capitalized costs were excluded from amortization on wells in progress. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

The Partnership considers all highly liquid investments, those with original maturities of three months or less at the date of acquisition, to be cash equivalents. The Partnership maintains all its cash in one financial institution.

2.	Asset Retirement Obligations

The Partnership has recognized an estimated liability for future plugging and abandonment costs. The estimated liability is based on historical experience and estimated well life. The liability is discounted using the credit-adjusted risk-free rate. Revisions to the liability could occur due to changes in well plugging and abandonment costs or well useful lives, or if federal or state regulators enact new well restoration requirements. The Partnership recognizes accretion expense in connection with the discounted liability over the remaining life of the well.

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the nine months ended September 30, 2007, is as follows:

Balance, beginning of period	$—
Liabilities incurred	6,206
Accretion expense	5

Balance, end of period	$6,211

3.	Related Party Transactions

In accordance with the laws of the State of Delaware, Mewbourne Development Corporation (“MD”), a Delaware Corporation, has been appointed as the Partnership’s managing general partner. MD has no equity interest in the Partnership. Mewbourne Oil Company (“MOC”) is operator of oil and gas properties owned by the Partnership. Mewbourne Holdings, Inc. is the parent of both MD and MOC. Substantially all transactions are with MD and MOC.

In the ordinary course of business, MOC will incur certain costs that will be passed on to owners of the well for which the costs were incurred. The partnership will receive their portion of these costs based upon their ownership in each well incurring the costs. These costs are referred to as operator charges and are standard and customary in the oil and gas industry. Operator charges include recovery of gas marketing costs, fixed rate overhead, supervision, pumping, and equipment furnished by the operator. Services and operator charges are billed in accordance with the program and partnership agreements.

In consideration for services rendered by MD in managing the business of the partnership, the partnership during each of the initial three years of the partnership will pay to MD a management fee in the amount equal to .7% of the subscriptions by the investor partners to the partnership. The Partnership will include the management fee as part of the full cost pool pursuant to Rule 4-10(c)(6)(iii) and (iv) of Regulation S-X.

In general, during any particular calendar year the total amount of administrative expenses allocated to the Partnership by MOC shall not exceed the greater of (a) 3.5% of the Partnership’s gross revenue from the sale of oil and natural gas production during each year (calculated without any deduction for operating costs or other costs and expenses) or (b) the sum of $50,000 plus .25% of the capital contributions of limited and general partners.

The Partnership participates in oil and gas activities through a Drilling Program Agreement (the “Program”). The Partnership and MD are parties to the Program. The costs and revenues of the Program are allocated to MD and the Partnership as follows:

	Partnership	MD
Revenues:
Proceeds from disposition of depreciable and depletable properties	70%	30%
All other revenues	70%	30%
Costs and expenses:
Organization and offering costs (1)	0%	100%
Lease acquisition costs (1)	0%	100%
Tangible and intangible drilling costs (1)	100%	0%
Operating costs, reporting and legal expenses, general and administrative expenses and all other costs	70%	30%

(1)	Pursuant to the Program, MD must contribute 100% of organization and offering costs and lease acquisition costs which approximate 20% of total capital costs. To the extent that organization and offering costs and lease acquisition costs are less than 20% of total capital costs, MD is responsible for tangible drilling costs until its share of the Program’s total capital costs reaches approximately 20%.

The Partnership’s financial statements reflect its respective proportionate interest in the Program.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Mewbourne Energy Partners 07-A, L.P. (the “Partnership”) was formed March 1, 2007. The offering of limited and general partnership interests began May 1, 2007 and concluded August 13, 2007, with total investor contributions of $70,000,000. The Partnership began operations on August 13, 2007, and will acquire interests in oil and gas prospects for the purpose of development drilling. The Partnership participated in the drilling of 12 wells. Of the 12 wells 4 were productive and 8 wells were incomplete as of September 30, 2007.

Additional drilling on the prospects and operations will be conducted with available funds generated from oil and gas activities and initial contributions. No bank borrowing is anticipated. The Partnership had net working capital of $59,637,302 at September 30, 2007.

No cash distributions were made to investor partners as of September 30, 2007. The Partnership expects that cash distributions will occur as wells are drilled and oil and gas revenues are sufficient to produce cash flows from operations.

The sale of crude oil and natural gas produced by the Partnership will be affected by a number of factors that are beyond the Partnership’s control. These factors include the price of crude oil and natural gas, the fluctuating supply of and demand for these products, competitive fuels, refining, transportation, extensive federal and state regulations governing the production and sale of crude oil and natural gas, and other competitive conditions. It is impossible to predict with any certainty the future effect of these factors on the Partnership.

Results of Operations

Revenues and other income for the three month period ended September 30, 2007 totaled $602,374, and consisted of oil and gas sales of $34,604 and interest income of $567,770. Production volumes for the three months ended September 30, 2007 were approximately 5,790 mcf of gas at corresponding average realized prices of $5.98 per mcf of gas. Expenses totaling $16,596, consisting primarily of lease operating expenses in the amount of $573, production taxes in the amount of $2,571, and depreciation, depletion, and amortization in the amount of $13,447 resulted in net income for the three month period ended September 30, 2007 of $585,778. The Partnership’s oil and gas production should increase during the remainder of 2007 as wells are completed and oil and gas production is sold. Interest income should decrease in 2007 as available cash is utilized for drilling and equipping of wells. Since the Partnership was not funded until August 13, 2007, there was no activity prior to that date.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

1.	Interest Rate Risk

The Partnership Agreement allows borrowings from banks or other financial sources of up to 20% of the total capital contributions to the Partnership without investor approval. Should the Partnership elect to borrow monies for additional development activity on Partnership properties, it will be subject to the interest rate risk inherent in borrowing activities. Changes in interest rates could significantly affect the Partnership’s results of operations and the amount of net cash flow available for partner distributions. Also, to the extent that changes in interest rates affect general economic conditions, the Partnership will be affected by such changes.

2.	Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a vast majority of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the quarter ended September 30, 2007, a 10% change in the price received for natural gas production would have had an approximate $3,000 impact on our revenue.

3.	Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.	Disclosure Controls and Procedures

Mewbourne Development Corporation (“MDC”), the Managing General Partner of the Partnership, maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MDC’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MDC’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. There have been no changes in MDC’s internal controls or in other factors which has materially affected, or is reasonable likely to materially affect the internal controls over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

None.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith.

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 07-A, L.P.

	By:	Mewbourne Development Corporation
Managing General Partner
Date: November 14, 2007
	By:	/s/ Alan Clark
Alan Clark, Treasurer and Controller

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.