Form 10-Q
period 2008-06-30
Mewbourne Energy Partners 07-A, L.P.
filed 2008-08-14
CIK 1353748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 333-131978-01

MEWBOURNE ENERGY PARTNERS 07-A, LP

Delaware	20-8481823
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3901 South Broadway, Tyler, Texas	75701
(Address of principal executive offices)	(Zip code)

Registrant’s Telephone Number, including area code: (903) 561-2900

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

MEWBOURNE ENERGY PARTNERS 07-A, L.P.

MEWBOURNE ENERGY PARTNERS 07-A, L.P.

Part I - Financial Information

Item 1.	Financial Statements

CONDENSED BALANCE SHEETS

JUNE 30, 2008 AND DECEMBER 31, 2007

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Cash and cash equivalents	$30,128,960	$42,951,823
Accounts receivable, affiliate	5,843,228	1,425,301
Accounts receivable, other	51,722	200,925

Total current assets	36,023,910	44,578,049

Prepaid well costs	—	8,959,712

Oil and gas properties at cost, full-cost method	47,520,019	14,358,664
Less accumulated depreciation, depletion, amortization and impairment	(3,376,833)	(578,512)

	44,143,186	13,780,152

Total assets	$80,167,096	$67,317,913

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable, affiliate	$12,856,659	$991,514

Total current liabilities	12,856,659	991,514

Asset retirement obligation	197,034	56,158
Partners’ capital
General partners	63,000,310	62,208,822
Limited partners	4,113,093	4,061,419

Total partners’ capital	67,113,403	66,270,241

Total liabilities and partners’ capital	$80,167,096	$67,317,913

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 07-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

For the three months ended June 30, 2008

the six months ended June 30, 2008

(Unaudited)

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Revenues and other income
Oil and gas sales	$7,550,605	$11,862,324
Interest income	217,415	545,516

Total revenues and other income	7,768,020	12,407,840

Expenses
Lease operating expense	149,697	212,645
Production taxes	523,904	825,700
Administrative and general expense	161,060	225,364
Depreciation, depletion, and amortization	1,759,134	2,798,321
Asset retirement obligation accretion	1,592	2,648

Total expenses	2,595,387	4,064,678

Net income	$5,172,633	$8,343,162

Allocation of net income
General partners	$4,855,624	$7,831,845

Limited partners	$317,009	$511,317

Basic and diluted net income per partner interest (70,000 interests outstanding)	$73.89	$119.19

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 07-A, L.P.

CONDENSED STATEMENT OF CASH FLOWS

For the six months ended June 30, 2008

(Unaudited)

Six Months Ended June 30, 2008
Cash flows from operating activities:
Net income	$8,343,162
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	2,798,321
Asset retirement obligation accretion	2,648
Changes in operating assets and liabilities:
Accounts receivable, affiliate	(4,417,927)
Accounts receivable, other	149,203
Accounts payable, affiliate	11,865,145

Net cash provided by operating activities	18,740,552

Cash flows from investing activities:
Purchase and development of oil and gas properties	(33,023,127)
Prepaid well costs	8,959,712

Net cash used in investing activities	(24,063,415)

Cash flows from financing activities:
Cash distributions to partners	(7,500,000)

Net cash used in financing activities	(7,500,000)

Net decrease in cash	(12,822,863)
Cash and equivalents, beginning of period	42,951,823

Cash and equivalents, end of period	$30,128,960

Supplemental Cash Flow Information:
Non-cash changes to oil & gas properties related to asset retirement obligation liabilities	$138,228

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 07-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the six months ended June 30, 2008

(Unaudited)

	General Partners	Limited Partners	Total
Balance at December 31, 2007	$62,208,822	$4,061,419	$66,270,241
Cash distributions	(7,040,357)	(459,643)	(7,500,000)
Net income	7,831,845	511,317	8,343,162

Balance at June 30, 2008	$63,000,310	$4,113,093	$67,113,403

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 07-A, LP

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	Accounting Policies

Reference is hereby made to the Registrant’s Form 10, which contains a summary of significant accounting policies followed by the Partnership in the preparation of its financial statements. These policies are also followed in preparing the quarterly report included herein.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly our financial position, results of operations, cash flows and partners’ capital for the periods presented. The results of operations for the interim periods are not necessarily indicative of the final results expected for the full year.

We adopted the provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” on January 1, 2008. SFAS No. 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS No. 157 does not expand or require any new fair value measures. However, the application of this statement may change current practice. In February 2008, the FASB decided that an entity need not apply this standard to non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until 2009. Accordingly, our adoption of this standard in 2008 was limited to financial assets and liabilities. The adoption of SFAS No. 157 did not impact our financial position, results of operations, or cash flows. We are still in the process of evaluating this standard with respect to its effect on non-financial assets and liabilities and therefore have not yet determined the impact that it will have on our financial statements upon full adoption in 2009. Non-financial assets and liabilities for which we have not applied the provisions of SFAS No. 157 include those measured at fair value in impairment testing.

2.	Accounting for Oil and Gas Producing Activities

Mewbourne Energy Partners 07-A, L.P. (the “Registrant” or the “Partnership”), a Delaware limited partnership, is engaged primarily in oil and gas development and production in Texas, Oklahoma, and New Mexico, and was organized on March 1, 2007. The offering of limited and general partner interests began May 1, 2007 as a part of a private placement pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder, as a part of the Mewbourne Energy Partners 07 Drilling Program, (the “Program”), and concluded August 13, 2007 with total investor contributions of $70,000,000 originally being sold to accredited investors, of which $65,710,000 were sold to accredited investors as general partner interests and $4,290,000 were sold to accredited investors as limited partner interests. In accordance with the laws of the State of Delaware, Mewbourne Development Corporation (“MD”), a Delaware corporation, has been appointed as the Partnership’s managing general partner. MD has no significant equity interest in the Partnership.

The Partnership engages primarily in oil and gas development and production under a drilling program (the “Program”) and is not involved in any other industry segment. The Program is governed by a Drilling Program Agreement between the Registrant, MD and Mewbourne Oil Company (“MOC”), a wholly owned subsidiary of Mewbourne Holdings, Inc., which is also the parent of MD.

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At June 30, 2008, approximately $7.6 million of capitalized costs were excluded from amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties.

3.	Asset Retirement Obligations

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the six months ended June 30, 2008 and the year ended December 31, 2007 is as follows:

	June 30, 2008	December 31, 2007
Balance, beginning of period	$56,158	$—
Liabilities incurred	139,857	55,599
Liabilities reduced	(1,629)	—
Accretion expense	2,648	559

Balance, end of period	$197,034	$56,158

4.	Related Party Transactions

In accordance with the laws of the State of Delaware, Mewbourne Development Corporation (“MD”), a Delaware Corporation, has been appointed as the Partnership’s managing general partner. MD has no significant equity interest in the Partnership. Mewbourne Oil Company (“MOC”) is operator of oil and gas properties owned by the Partnership. Mewbourne Holdings, Inc. is the parent of both MD and MOC. Substantially all transactions are with MD and MOC.

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

The Partnership participates in oil and gas activities through a Drilling Program Agreement (the “Program”). The Partnership and MD are parties to the Program. The costs and revenues of the Program are allocated to MD and the Partnership as follows:

	Partnership	MD
Revenues:
Proceeds from disposition of depreciable and depletable properties	70%	30%
All other revenues	70%	30%

Costs and expenses:
Organization and offering costs (1)	0%	100%
Lease acquisition costs (1)	0%	100%
Tangible and intangible drilling costs (1)	100%	0%
Operating costs, reporting and legal expenses, general and administrative expenses and all other costs	70%	30%

(1)	As noted above, pursuant to the Program, MD must contribute 100% of organization and offering costs and lease acquisition costs which should approximate 20% of total capital costs. To the extent that organization and offering costs and lease acquisition costs are less than 20% of total capital costs, MD is responsible for tangible drilling costs until its share of the Program’s total capital costs reaches approximately 20%.

The Partnership’s financial statements reflect its respective proportionate interest in the Program.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Mewbourne Energy Partners 07-A, L.P. (“the Partnership”) was formed March 1, 2007. The offering of limited and general partnership interests began May 1, 2007 and concluded August 13, 2007, with total investor contributions of $70,000,000.

The Partnership has acquired interests in oil and gas prospects for the purpose of development drilling. As of June 30, 2008, the Partnership participated in the drilling of ninety-one wells, of which seventy-six wells were drilled and productive, two wells drilled and abandoned, and the remaining thirteen wells were in the process of being drilled.

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. As of June 30, 2008, the Partnership has accrued $5.5 million for the remaining thirteen wells that are in the process of being drilled. No bank borrowing is anticipated. The Partnership had net working capital of $23,167,251 at June 30, 2008.

During the six months ended June 30, 2008, the Partnership made cash distributions to the investor partners in the amount of $7,500,000. The Partnership expects that cash distributions will continue during 2008 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

Revenues and other income for the three month period ended June 30, 2008 totaled $7,768,020, and consisted of oil and gas sales of $7,550,605 and interest income of $217,415.

Production volumes for the three month period ended June 30, 2008 were approximately 15,729 bbls of oil and 516,705 mcfs of gas at corresponding average realized prices of $123.59 per bbl of oil and $10.85 per mcf of gas.

Expenses totaled $2,595,387, consisting of lease operating expenses in the amount of $149,697, production taxes in the amount of $523,904, depreciation, depletion, and amortization in the amount of $1,759,134, administrative and general expenses of $161,060 and asset retirement obligation accretion of $1,592, resulting in net income for the three month period ended June 30, 2008 of $5,172,633.

Revenues and other income for the six month period ended June 30, 2008 totaled $12,407,840, and consisted of oil and gas sales of $11,862,324 and interest income of $545,516.

Production volumes for the six month period ended June 30, 2008 were approximately 24,844 bbls of oil and 917,504 mcf of gas at corresponding average realized prices of $112.88 per bbl of oil and $9.87 per mcf of gas.

Expenses totaled $4,064,678, consisting of lease operating expenses in the amount of $212,645, production taxes in the amount of $825,700, depreciation, depletion, and amortization in the amount of $2,798,321, administrative and general expenses of $225,364, and asset retirement obligation accretion of $2,648, resulting in net income for the six month period ended June 30, 2008 of $8,343,162.

The Partnership’s oil and gas production should increase during the remainder of 2008 as additional wells are completed and oil and gas production is sold. Interest income should decrease in 2008 as available cash is utilized for drilling and equipping of wells.

The Partnership’s operations did not commence until the third quarter of 2007. No corresponding activities, therefore, occurred during the period from January 1, 2007 through June 30, 2007.

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

2. Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the six months ended June 30, 2008, a 10% change in the price received for natural gas production would have had an approximate $906,000 impact on revenue.

3. Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.	Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2007 annual report on internal control over financial reporting, and for the quarter ended June 30, 2008, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

Mewbourne Energy Partners 07-A, L.P.

	By:	Mewbourne Development Corporation
Managing General Partner

Date: August 14, 2008

	By:	/s/ Alan Clark
Alan Clark, Treasurer and Controller

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certfication of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.