Form 10-Q
period 2008-09-30
Mewbourne Energy Partners 07-A, L.P.
filed 2008-11-14
CIK 1353748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

MEWBOURNE ENERGY PARTNERS 07-A, L.P.

INDEX

		Page No.
Part 1 - Financial Information

Item 1.	Financial Statements

	Condensed Balance Sheets - September 30, 2008 (Unaudited) and December 31, 2007	3

	Condensed Statements of Operations (Unaudited) - For the three months ended September 30, 2008 and 2007, the nine months ended September 30, 2008 and the period from March 1, 2007 (date of inception) through September 30, 2007	4

	Condensed Statements of Cash Flows (Unaudited) - For the nine months ended September 30, 2008 and the period from March 1, 2007 (date of inception) through December 31, 2007	5

	Condensed Statement of Changes In Partners’ Capital (Unaudited) - For the nine months ended September 30, 2008	6

	Notes to Condensed Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	13

Item 4.	Disclosure Controls and Procedures	13

Part II - Other Information

Item 1.	Legal Proceedings	14

Item 6.	Exhibits and Reports on Form 8-K	14

MEWBOURNE ENERGY PARTNERS 07-A, L.P.

Part I - Financial Information

Item 1.	Financial Statements

CONDENSED BALANCE SHEETS

SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Cash and cash equivalents	$14,888,770	$42,951,823
Accounts receivable, affiliate	7,096,811	1,425,301
Accounts receivable, other	11,140	200,925

Total current assets	21,996,721	44,578,049

Prepaid well costs	—	8,959,712

Oil and gas properties at cost, full-cost method	59,172,774	14,358,664
Less accumulated depreciation, depletion, amortization and impairment	(14,182,932)	(578,512)

	44,989,842	13,780,152

Total assets	$66,986,563	$67,317,913

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable, affiliate	$7,919,868	$991,514

Total current liabilities	7,919,868	991,514

Asset retirement obligation	305,133	56,158
Partners’ capital
General partners	55,160,318	62,208,822
Limited partners	3,601,244	4,061,419

Total partners’ capital	58,761,562	66,270,241

Total liabilities and partners’ capital	$66,986,563	$67,317,913

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 07-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

For the three months ended September 30, 2008 and 2007,

the nine months ended September 30, 2008 and the period

from March 1, 2007 (date of inception) through September 30, 2007

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended and Period Ended September 30,
	2008	2007	2008	2007
Revenues and other income
Oil sales	$3,627,619	$—	$6,431,857	$—
Gas sales	7,083,219	34,604	16,141,305	34,604
Interest income	70,624	567,770	616,140	567,770

Total revenues and other income	10,781,462	602,374	23,189,302	602,374

Expenses
Lease operating expense	411,177	573	623,822	573
Production taxes	737,505	2,571	1,563,205	2,571
Administrative and general expense	297,420	—	522,784	—
Depreciation, depletion, and amortization	2,728,509	13,447	5,526,830	13,447
Cost ceiling write-down	8,077,590	—	8,077,590	—
Asset retirement obligation accretion	6,101	5	8,749	5

Total expenses	12,258,302	16,596	16,322,980	16,596

Net income (loss)	$(1,476,840)	$585,778	$6,866,322	$585,778

Allocation of net income (loss)
General partners	$(1,386,330)	$549,878	$6,445,515	$549,878

Limited partners	$(90,510)	$35,900	$420,807	$35,900

Basic and diluted net income (loss) per general and limited partner interest (70,000 interests outstanding)	$(21.10)	$8.37	$98.09	$8.37

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 07-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2008 and the period

from March 1, 2007 (date of inception) through September 30, 2007

(Unaudited)

	Nine Months Ended and Period Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$6,866,322	$585,778
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	5,526,830	13,447
Cost ceiling write-down	8,077,590	—
Asset retirement obligation accretion	8,749	5
Changes in operating assets and liabilities:
Accounts receivable, affiliate	(5,671,510)	(32,033)
Accounts receivable, other	189,785	(258,104)
Accounts payable, affiliate	6,928,354	5,012,501

Net cash provided by operating activities	21,926,120	5,321,594

Cash flows from investing activities:
Purchase and development of oil and gas properties	(44,573,884)	(5,011,928)
Prepaid well costs	8,959,712	—

Net cash used in investing activities	(35,614,172)	(5,011,928)

Cash flows from financing activities:
Capital contributions from partners, net of sales commissions and due diligence fees of $5,950,000	—	64,050,000
Cash distributions to partners	(14,375,001)	—

Net cash provided by (used in) financing activities	(14,375,001)	64,050,000

Net increase (decrease) in cash and cash equivalents	(28,063,053)	64,359,666
Cash and cash equivalents, beginning of period	42,951,823	—

Cash and cash equivalents, end of period	$14,888,770	$64,359,666

Supplemental Cash Flow Information:
Non-cash changes to oil & gas properties related to asset retirement obligation liabilities	$240,226	$6,206

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 07-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the nine months ended September 30, 2008

(Unaudited)

	General Partners	Limited Partners	Total
Balance at December 31, 2007	$62,208,822	$4,061,419	$66,270,241
Cash distributions	(13,494,019)	(880,982)	(14,375,001)
Net income	6,445,515	420,807	6,866,322

Balance at September 30, 2008	$55,160,318	$3,601,244	$58,761,562

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 07-A, L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	Accounting Policies

Reference is hereby made to the Registrant’s Annual Report on Form 10-K for 2007, which contains a summary of significant accounting policies followed by the Partnership in the preparation of its financial statements. These policies are also followed in preparing the quarterly report included herein.

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

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At September 30, 2008, approximately $3.1 million of capitalized costs were excluded from amortization, while at September 30, 2007, approximately $3.0 million of capitalized costs were excluded from amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There was a cost ceiling write-down of $8,077,590 at September 30, 2008. The cost ceiling write-down was caused by low oil and gas prices at September 30, 2008.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the nine months ended September 30, 2008 and the period beginning March 1, 2007 (date of inception) and ended December 31, 2007 is as follows:

	September 30, 2008	December 31, 2007
Balance, beginning of period	$56,158	$—
Liabilities incurred	241,855	55,599
Liabilities reduced	(1,629)	—
Accretion expense	8,749	559

Balance, end of period	$305,133	$56,158

4.	Related Party Transactions

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

The Partnership has acquired interests in oil and gas prospects for the purpose of development drilling. As of September 30, 2008, the Partnership participated in the drilling of 109 wells, of which 102 wells were drilled and productive, two wells drilled and abandoned, and the remaining five wells were in the process of being drilled.

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. As of September 30, 2008, the Partnership had accrued $2.0 million for the remaining five wells that are in the process of being drilled. No bank borrowing is anticipated. The Partnership had net working capital of $14,076,853 at September 30, 2008.

During the nine months ended September 30, 2008, the Partnership made cash distributions to the investor partners in the amount of $14,375,001. The Partnership expects that cash distributions will continue during 2008 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

For the three months ended September 30, 2008 as compared to the three months ended September 30, 2007:

	Three Months Ended September 30,
	2008	2007
Oil sales	$3,627,619	$—
Barrels produced	31,519	—
Average price/bbl	$115.09	$—
Gas sales	$7,083,219	$34,604
Mcf produced	836,929	5,790
Average price/mcf	$8.46	$5.98

Revenues and other income for the three month period ended September 30, 2008 totaled $10,781,462, and consisted primarily of oil and gas sales of $10,710,838 and interest income of $70,624. Production volumes for the three months ended September 30, 2008 were 31,519 bbls of oil and 836,929 mcf of gas at corresponding average realized prices of $115.09 per bbl of oil and $8.46 per mcf of gas. Expenses totaled $12,258,302 and consisted primarily of lease operating expenses of $411,177, production taxes of $737,505, depreciation, depletion, and amortization of $2,728,509, a cost ceiling write-down of $8,077,590 and administrative and general expenses of $297,420. This resulted in a net loss of $1,476,840 for the three month period ended September 30, 2008. The cost ceiling write-down of $8,077,590 was caused by low oil and gas prices on September 30, 2008.

Revenues and other income for the three month period ended September 30, 2007 totaled $602,374, and consisted of gas sales of $34,604 and interest income of $567,770. As of September 30, 2007, only four wells were drilled and producing. No oil was produced during the three month period ended September 30, 2007 and gas production volume was 5,790 mcf at an average realized price of $5.98. Expenses for this period totaled $16,596, consisting primarily of lease operating expenses of $573, production taxes of $2,571, and depreciation, depletion, and amortization of $13,447, which resulted in net income of $585,778.

Results of Operations

For the nine months ended September 30, 2008 as compared to the period beginning March 1, 2007 (date of inception) and ended September 30, 2007:

	Nine Months Ended and Period Ended September 30,
	2008	2007
Oil sales	$6,431,857	$—
Barrels produced	56,363	—
Average price/bbl	$114.11	$—
Gas sales	$16,141,305	$34,604
Mcf produced	1,754,433	5,790
Average price/mcf	$9.20	$5.98

Revenues and other income for the nine month period ended September 30, 2008 totaled $23,189,302, and consisted primarily of oil and gas sales of $22,573,162 and interest income of $616,140. Production volumes for the nine months ended September 30, 2008 were 56,363 bbls of oil and 1,754,433 mcf of gas at corresponding average realized prices of $114.11 per bbl of oil and $9.20 per mcf of gas. Expenses totaled $16,322,980 and consisted primarily of lease operating expenses of $623,822, production taxes of $1,563,205, depreciation, depletion, and amortization of $5,526,830, a cost ceiling write-down of $8,077,590 and administrative and general expenses of $522,784. This resulted in net income for the nine month period ended September 30, 2008 of $6,866,322. The cost ceiling write-down of $8,077,590 was caused by low oil and gas prices on September 30, 2008.

Revenues and other income for the period beginning March 1, 2007 (date of inception) through September 30, 2007 totaled $602,374, and consisted of gas sales of $34,604 and interest income of $567,770. As of September 30, 2007, only four wells were drilled and producing. No oil was produced during the period beginning March 1, 2007 (date of inception) through September 30, 2007, and gas production volume was 5,790 mcf at an average realized price of $5.98. Expenses for this period totaled $16,596 and consisted primarily of lease operating expenses of $573, production taxes of $2,571, and depreciation, depletion, and amortization of $13,447, which resulted in net income of $585,778. There was no activity from March 1, 2007 (date of inception) through June 30, 2007. Therefore, income and expenses for the period from March 1, 2007 (date of inception) through September 30, 2007 are the same as those for the three month period ended September 30, 2007.

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

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the nine months ended September 30, 2008, a 10% change in the price received for natural gas production would have had an approximate $1,614,000 impact on revenue.

3.	Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.	Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2007 annual report on internal control over financial reporting, and for the quarter ended September 30, 2008, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

Date: November 14, 2008

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