Form 10-Q
period 2009-03-31
Mewbourne Energy Partners 07-A, L.P.
filed 2009-05-15
CIK 1353748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

MEWBOURNE ENERGY PARTNERS 07-A, L.P.

MEWBOURNE ENERGY PARTNERS 07-A, L.P.

Part I – Financial Information

Item 1.	Financial Statements

CONDENSED BALANCE SHEETS

March 31, 2009 and December 31, 2008

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS

Cash and cash equivalents	$3,908,796	$3,952,913
Accounts receivable, affiliate	2,625,309	4,154,134
Accounts receivable, other	29	960

Total current assets	6,534,134	8,108,007

Oil and gas properties at cost, full-cost method	64,819,136	64,317,421
Less accumulated depreciation, depletion, amortization and impairment	(41,919,972)	(26,766,704)

	22,899,164	37,550,717

Total assets	$29,433,298	$45,658,724

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$576,553	$72,841

Total current liabilities	576,553	72,841

Asset retirement obligation	357,939	352,147

Partners’ capital
General partners	26,752,237	42,461,555
Limited partners	1,746,569	2,772,181

Total partners’ capital	28,498,806	45,233,736

Total liabilities and partners’ capital	$29,433,298	$45,658,724

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 07-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

For the three months ended March 31, 2009 and 2008,

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenues and other income
Oil sales	$802,582	$860,299
Gas sales	3,563,070	3,451,420
Interest income	901	328,101

Total revenues and other income	4,366,553	4,639,820

Expenses
Lease operating expense	363,507	62,948
Production taxes	294,237	301,796
Administrative and general expense	259,415	64,304
Depreciation, depletion, and amortization	1,551,752	1,039,187
Cost ceiling write-down	13,601,516	—
Asset retirement obligation accretion	6,056	1,056

Total expenses	16,076,483	1,469,291

Net income (loss)	$(11,709,930)	$3,170,529

Allocation of net income (loss)
General partners	$(10,992,279)	$2,976,221

Limited partners	$(717,651)	$194,308

Basic and diluted net income (loss) per general and limited partner interest (14,000 interests outstanding)	$(836.42)	$226.47

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 07-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2009 and 2008

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(11,709,930)	$3,170,529
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	1,551,752	1,039,187
Cost ceiling write-down	13,601,516	—
Asset retirement obligation accretion	6,056	1,056
Changes in operating assets and liabilities:
Accounts receivable, affiliate	1,528,825	(1,467,332)
Accounts receivable, other	931	125,373
Accounts payable, affiliate	503,712	1,426,446

Net cash provided by operating activities	5,482,862	4,295,259

Cash flows from investing activities:
Purchase and development of oil and gas properties	(501,979)	(3,498,906)

Net cash used in investing activities	(501,979)	(3,498,906)

Cash flows from financing activities:
Cash distributions to partners	(5,025,000)	(2,850,000)

Net cash used in financing activities	(5,025,000)	(2,850,000)

Net decrease in cash and cash equivalents	(44,117)	(2,053,647)
Cash and cash equivalents, beginning of period	3,952,913	42,951,823

Cash and cash equivalents, end of period	$3,908,796	$40,898,176

Supplemental Cash Flow Information:
Non-cash changes to oil & gas properties related to asset retirement obligation liabilities	$(264)	$41,018

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 07-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the three months ended March 31, 2009

(Unaudited)

	General Partners	Limited Partners	Total
Balance at December 31, 2008	$42,461,555	$2,772,181	$45,233,736

Cash distributions	(4,717,039)	(307,961)	(5,025,000)

Net loss	(10,992,279)	(717,651)	(11,709,930)

Balance at March 31, 2009	$26,752,237	$1,746,569	$28,498,806

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 07-A, L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	Accounting Policies

Reference is hereby made to the Registrant’s Annual Report on Form 10-K for 2008, which contains a summary of significant accounting policies followed by the Partnership in the preparation of its financial statements. These policies are also followed in preparing the quarterly report included herein.

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

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At March 31, 2009, all capitalized costs were subject to amortization, while at March 31, 2008, approximately $5 million of capitalized costs were excluded from amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There was a cost ceiling write-down of $13,601,516 at March 31, 2009. There was no cost ceiling write-down at March 31, 2008.

3.	Asset Retirement Obligations

The Partnership has recognized an estimated liability for future plugging and abandonment costs. The estimated liability is based on historical experience and estimated well life. The liability is discounted using the credit-adjusted risk-free rate. Revisions to the liability could occur due to changes in well ownership interests, well plugging and abandonment costs or well useful lives, or if federal or state regulators enact new well restoration requirements. The Partnership recognizes accretion expense in connection with the discounted liability over the remaining life of the well.

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the three months ended March 31, 2009 and the year ended December 31, 2008 is as follows:

	March 31, 2009	December 31, 2008
Balance, beginning of period	$352,147	$56,158
Liabilities incurred	—	283,966
Liabilities reduced	(264)	(1,629)
Accretion expense	6,056	13,652

Balance, end of period	$357,939	$352,147

4.	Related Party Transactions

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

In consideration for services rendered by MD in managing the business of the Partnership, the Partnership during each of the initial three years of the Partnership will pay to MD a management fee in the amount equal to .7% of the subscriptions by the investor partners to the Partnership. The Partnership will include the management fee as part of the full cost pool pursuant to 4-10(c)(2) of Regulation S-X.

In general, during any particular calendar year the total amount of administrative expenses allocated to the Partnership by MOC shall not exceed the greater of (a) 3.5% of the Partnership’s gross revenue from the sale of oil and natural gas production during each year (calculated without any deduction for operating costs or other costs and expenses) or (b) the sum of $50,000 plus ..25% of the capital contributions of limited and general partners.

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

The Registrant owns fractional working interests in developmental oil and gas prospects, which has resulted in participation in the drilling of oil and gas wells. At March 31, 2009, the Registrant owned working interests in one hundred thirteen producing wells.

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $5,957,581 at March 31, 2009.

During the three months ended March 31, 2009, the Partnership made cash distributions to the investor partners in the amount of $5,025,000 as compared to $2,850,000 for the three months ended March 31, 2008. The Partnership expects that cash distributions will continue during 2009 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

For the three months ended March 31, 2009 as compared to the three months ended March 31, 2008:

	Three Months Ended March 31,
	2009	2008
Oil sales	$802,582	$860,299
Barrels produced	21,506	9,115
Average price/bbl	$37.32	$94.38

Gas sales	$3,563,070	$3,451,420
Mcf produced	638,563	400,799
Average price/mcf	$5.58	$8.61

Oil and gas revenues. As shown in the above table, total oil and gas sales rose by $53,933, a 1.3 % increase, for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.

Of this increase, $462,419 and $1,326,682 were due to increases in the volumes of oil and gas sold, respectively. The volumes sold increased by 12,391 bbls and 237,764 mcf for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 due to the additional number of wells in operation during the three month period ended March 31, 2009.

Those increases were partially offset by reductions in revenue of $520,136 and $1,215,032 due to decreases in the average prices of oil and gas sold, respectively. Average prices fell to $37.32 from $94.38 per bbl and to $5.58 from $8.61 per mcf for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.

Lease operations. Lease operating expense during the three month period ended March 31, 2009 increased to $363,507 from $62,948 due to the additional number of wells in operation during the three month period ended March 31, 2009 as compared to the three months ended March 31, 2008.

Production taxes. Production taxes during the three month period ended March 31, 2009 decreased to $294,237 from $301,796 for the three month period ended March 31, 2008 due to production tax credits for high cost gas wells.

Administrative and general expense. Administrative and general expense for the three month period ended March 31, 2009 increased to $259,415 from $64,304 for the three month period ended March 31, 2008 due to increased administrative expenses allocable to the Partnership and additional reporting and legal costs for the three months ended March 31, 2009.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended March 31, 2009 increased to $1,551,752 from $1,039,187 for the three month period ended March 31, 2008 due to the additional number of wells in production for the three months ended March 31, 2009.

Cost ceiling write-down. There was a $13,601,516 cost ceiling write-down at March 31, 2009 due to lower oil and gas prices on that date. There was no cost ceiling write-down at March 31, 2008.

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

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the three months ended March 31, 2009, a 10% change in the price received for natural gas production would have had an approximate $356,000 impact on revenue.

3.	Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.	Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2008 annual report on internal control over financial reporting, and for the quarter ended March 31, 2009, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

Mewbourne Energy Partners 07-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date: May 15, 2009

By:	/s/ Alan Clark
Alan Clark, Treasurer and Controller

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certificati100on of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.