Form 10-Q
period 2009-06-30
Mewbourne Energy Partners 07-A, L.P.
filed 2009-08-14
CIK 1353748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 000-53190

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

MEWBOURNE ENERGY PARTNERS 07-A, L.P.

MEWBOURNE ENERGY PARTNERS 07-A, L.P.

Part I – Financial Information

Item 1.	Financial Statements

CONDENSED BALANCE SHEETS

June 30, 2009 and December 31, 2008

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS

Cash and cash equivalents	$2,269,096	$3,952,913
Accounts receivable, affiliate	1,865,970	4,154,134
Accounts receivable, other	—	960

Total current assets	4,135,066	8,108,007

Oil and gas properties at cost, full-cost method	65,035,404	64,317,421
Less accumulated depreciation, depletion, amortization and impairment	(42,787,571)	(26,766,704)

	22,247,833	37,550,717

Total assets	$26,382,899	$45,658,724

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$290,056	$72,841

Total current liabilities	290,056	72,841

Asset retirement obligation	362,152	352,147

Partners’ capital
General partners	—	42,461,555
Limited partners	25,730,691	2,772,181

Total partners’ capital	25,730,691	45,233,736

Total liabilities and partners’ capital	$26,382,899	$45,658,724

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 07-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

For the three months ended June 30, 2009 and 2008 and

the six months ended June 30, 2009 and 2008

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues and other income:
Oil sales	$830,749	$1,943,939	$1,633,331	2,804,238
Gas sales	1,972,956	5,606,666	5,536,026	9,058,086
Interest income	298	217,415	1,199	545,516

Total revenues and other income	2,804,003	7,768,020	7,170,556	12,407,840

Expenses:
Lease operating expense	250,253	149,697	613,760	212,645
Production taxes	127,149	523,904	421,386	825,700
Administrative and general expense	196,161	161,060	455,576	225,364
Depreciation, depletion, and amortization	867,599	1,759,134	2,419,351	2,798,321
Cost ceiling write-down	—	—	13,601,516	—
Asset retirement obligation accretion	5,956	1,592	12,012	2,648

Total expenses	1,447,118	2,595,387	17,523,601	4,064,678

Net income (loss)	$1,356,885	$5,172,633	$(10,353,045)	$8,343,162

Allocation of net income (loss)
General partners	$—	$4,855,624	$(10,992,279)	$7,831,845

Limited partners	$1,356,885	$317,009	$639,234	$511,317

Basic and diluted net income (loss) per partner interest (14,000 interests outstanding)	$96.92	$369.47	$(739.50)	$595.94

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 07-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2009 and 2008

(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(10,353,045)	$8,343,162
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	2,419,351	2,798,321
Cost ceiling write-down	13,601,516	—
Asset retirement obligation accretion	12,012	2,648
Changes in operating assets and liabilities:
Accounts receivable, affiliate	2,288,164	(4,417,927)
Accounts receivable, other	960	149,203
Accounts payable, affiliate	217,215	11,865,145

Net cash provided by operating activities	8,186,173	18,740,552

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	—	(33,023,127)
Purchase and development of oil and gas properties	(719,990)	8,959,712

Net cash used in investing activities	(719,990)	(24,063,415)

Cash flows from financing activities:
Cash distributions to partners	(9,150,000)	(7,500,000)

Net cash used in financing activities	(9,150,000)	(7,500,000)

Net decrease in cash and cash equivalents	(1,683,817)	(12,822,863)
Cash and cash equivalents, beginning of period	3,952,913	42,951,823

Cash and cash equivalents, end of period	$2,269,096	$30,128,960

Supplemental Cash Flow Information:
Non-cash changes to oil & gas properties related to asset retirement obligation liabilities	$(2,007)	$138,228

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 07-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the six months ended June 30, 2009

(Unaudited)

	General Partners	Limited Partners	Total
Balance at December 31, 2008	$42,461,555	$2,772,181	$45,233,736

Cash distributions	(4,717,039)	(4,432,961)	(9,150,000)

Conversion of general partner interests to limited partner interests	(26,752,237)	26,752,237	—

Net income (loss)	(10,992,279)	639,234	(10,353,045)

Balance at June 30, 2009	$—	$25,730,691	$25,730,691

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly our financial position, results of operations, cash flows and partners’ capital for the periods presented. The results of operations for the interim periods are not necessarily indicative of the final results expected for the full year. We have evaluated the impact on these condensed financial statements of all subsequent events through August 14, 2009, the date the financial statements were issued.

Recent Accounting Pronouncement SFAS No. 165 – In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date; that is, whether that date represents the date the financial statements were issued or were available to be issued. Consistent with SFAS No. 165, we evaluate subsequent events through the date the financial statements are issued. SFAS No. 165 should not result in significant changes in the subsequent events that an entity reports, either through recognition or disclosure, in its financial statements. SFAS No. 165 is effective for reporting periods ending after June 15, 2009. The adoption of SFAS No. 165 on June 15, 2009 did not impact our financial position, results of operations, or cash flows. See the above paragraph for the related disclosure.

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

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At June 30, 2009, all capitalized costs were subject to amortization, while at June 30, 2008, approximately $7.6 million of capitalized costs were excluded from amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There was a cost ceiling write-down of $13,601,516 at March 31, 2009 but none at June 30, 2009. There were no cost ceiling write-downs during the six months ended June 30, 2008.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the six months ended June 30, 2009 and the year ended December 31, 2008 is as follows:

	June 30, 2009	December 31, 2008
Balance, beginning of period	$352,147	$56,158
Liabilities incurred	—	283,966
Liabilities reduced	(2,007)	(1,629)
Accretion expense	12,012	13,652

Balance, end of period	$362,152	$352,147

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

The Registrant owns fractional working interests in developmental oil and gas prospects, which has resulted in participation in the drilling of oil and gas wells. At June 30, 2009, the Registrant owned working interests in one hundred thirteen producing wells.

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $3,845,010 at June 30, 2009.

During the six months ended June 30, 2009, the Partnership made cash distributions to the investor partners in the amount of $9,150,000 as compared to $7,500,000 for the six months ended June 30, 2008. The Partnership expects that cash distributions will continue during 2009 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

For the three months ended June 30, 2009 as compared to the three months ended June 30, 2008:

	Three Months Ended June 30,
	2009	2008
Oil sales	$830,749	$1,943,939
Barrels produced	15,473	15,729
Average price/bbl	$53.69	$123.59

Gas sales	$1,972,956	$5,606,666
Mcf produced	584,983	516,705
Average price/mcf	$3.37	$10.85

Oil and gas revenues. As shown in the above table, total oil and gas sales fell by $4,746,900, a 62.9 % decrease, for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008.

Of this decrease, $1,099,445 and $3,863,989 were due to decreases in the average prices of oil and gas sold, respectively. Average prices fell to $53.69 from $123.59 per bbl and to $3.37 from $10.85 per mcf for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. In addition, $13,745 was due to a decrease in the volume of oil sold by 256 bbls. The decrease in volume of oil sold was primarily due to normal declines in production.

Those decreases were partially offset by an increase in revenue of $230,279 due to an increase in the volume of gas sold. The volume sold increased by 68,278 mcf for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008.

Lease operations. Lease operating expense during the three month period ended June 30, 2009 increased to $250,253 from $149,697 due to the additional number of wells in operation during the three month period ended June 30, 2009 as compared to the three months ended June 30, 2008.

Production taxes. Production taxes during the three month period ended June 30, 2009 decreased to $127,149 from $523,904 for the three month period ended June 30, 2008 due to lower revenue.

Administrative and general expense. Administrative and general expense for the three month period ended June 30, 2009 increased to $196,161 from $161,060 for the three month period ended June 30, 2008 due to increased administrative expenses allocable to the Partnership and additional reporting and legal costs for the three months ended June 30, 2009.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended June 30, 2009 decreased to $867,599 from $1,759,134 for the three month period ended June 30, 2008 due to a lower amortizable base at June 30, 2009. The reduced amortizable base was due to the March 31, 2009 cost ceiling write-down of $13,601,516.

Results of Operations

For the six months ended June 30, 2009 as compared to the six months ended June 30, 2008:

	Six Months Ended June 30,
	2009	2008
Oil sales	$1,633,331	$2,804,238
Barrels produced	36,979	24,844
Average price/bbl	$44.17	$112.88

Gas sales	$5,536,026	$9,058,086
Mcf produced	1,223,546	917,504
Average price/mcf	$4.52	$9.87

Oil and gas revenues. As shown in the above table, total oil and gas sales fell by $4,692,967, a 39.6 % decrease, for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008.

Of this decrease, $1,706,900 and $4,906,770 were due to decreases in the average prices of oil and gas sold, respectively. Average prices fell to $44.17 from $112.88 per bbl and to $4.52 from $9.87 per mcf for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008.

Those decreases were partially offset by increases in revenue of $535,993 and $1,384,710 due to increases in the volumes of oil and gas sold. The volumes sold increased by 12,135 bbls and 306,042 mcf for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008.

Lease operations. Lease operating expense during the six month period ended June 30, 2009 increased to $613,760 from $212,645 due to the additional number of wells in operation during the six month period ended June 30, 2009 as compared to the six months ended June 30, 2008.

Production taxes. Production taxes during the six month period ended June 30, 2009 decreased to $421,386 from $825,700 for the six month period ended June 30, 2008 due to lower revenue.

Administrative and general expense. Administrative and general expense for the six month period ended June 30, 2009 increased to $455,576 from $225,364 for the six month period ended June 30, 2008 due to increased administrative expenses allocable to the Partnership and additional reporting and legal costs for the six months ended June 30, 2009.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the six month period ended June 30, 2009 decreased to $2,419,351 from $2,798,321 for the six month period ended June 30, 2008 due to a lower amortizable base at June 30, 2009. The reduced amortizable base was due to the March 31, 2009 cost ceiling write-down.

Cost ceiling write-down. There was a cost ceiling write-down of $13,601,516 at March 31, 2009 but none at June 30, 2009. The write-down was the result of lower oil and gas prices on that date. There were no cost ceiling write-downs during the six months ended June 30, 2008.

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

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the six months ended June 30, 2009, a 10% change in the price received for natural gas production would have had an approximate $554,000 impact on revenue.

3.	Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.	Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2008 annual report on internal control over financial reporting, and for the quarter ended June 30, 2009, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

Date: August 14, 2009

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