Form 10-Q
period 2010-03-31
Mewbourne Energy Partners 07-A, L.P.
filed 2010-05-17
CIK 1353748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

MEWBOURNE ENERGY PARTNERS 07-A, L.P.

MEWBOURNE ENERGY PARTNERS 07-A, L.P.

Part I - Financial Information

Item 1.  Financial Statements

CONDENSED BALANCE SHEETS

March 31, 2010 and December 31, 2009

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS

Cash and cash equivalents	$205,051	$282,559
Accounts receivable, affiliate	2,137,046	2,170,941

Total current assets	2,342,097	2,453,500

Oil and gas properties at cost, full-cost method	65,645,399	65,414,636
Less accumulated depreciation, depletion, amortization and impairment	(44,724,187)	(44,152,582)

	20,921,212	21,262,054

Total assets	$23,263,309	$23,715,554

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$440,699	$291,270

Total current liabilities	440,699	291,270

Asset retirement obligation	380,697	374,238

Partners’ capital	22,441,913	23,050,046

Total liabilities and partners’ capital	$23,263,309	$23,715,554

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 07-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

For the three months ended March 31, 2010 and 2009

(Unaudited)

	Three Months Ended March 31,

	2010	2009
Revenues and other income:
Oil sales	$844,870	$802,582
Gas sales	2,559,185	3,563,070
Interest income	138	901

Total revenues and other income	3,404,193	4,366,553

Expenses:
Lease operating expense	414,300	363,507
Production taxes	185,040	294,237
Administrative and general expense	124,923	259,415
Depreciation, depletion, and amortization	571,605	1,551,752
Cost ceiling write-down	-	13,601,516
Asset retirement obligation accretion	6,459	6,056

Total expenses	1,302,327	16,076,483

Net income (loss)	$2,101,866	$(11,709,930)

Allocation of net income (loss)
General partners	$-	$(10,992,279)

Limited partners	$2,101,866	$(717,651)

Basic and diluted net income (loss) per partner interest (14,000 interests outstanding)	$150.13	$(836.42)

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 07-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2010 and 2009

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$2,101,866	$(11,709,930)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	571,605	1,551,752
Cost ceiling write-down	-	13,601,516
Asset retirement obligation accretion	6,459	6,056
Changes in operating assets and liabilities:
Accounts receivable, affiliate	33,895	1,528,825
Prepaid state taxes	-	931
Accounts payable, affiliate	149,429	503,712

Net cash provided by operating activities	2,863,254	5,482,862

Cash flows from investing activities:
Purchase and development of oil and gas properties	(230,763)	(501,979)

Net cash used in investing activities	(230,763)	(501,979)

Cash flows from financing activities:
Cash distributions to partners	(2,709,999)	(5,025,000)

Net cash used in financing activities	(2,709,999)	(5,025,000)

Net decrease in cash and cash equivalents	(77,508)	(44,117)

Cash and cash equivalents, beginning of period	282,559	3,952,913

Cash and cash equivalents, end of period	$205,051	$3,908,796

Supplemental Cash Flow Information:
Non-cash changes to oil & gas properties related to asset retirement obligation liabilities	$-	$(264)

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 07-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the three months ended March 31, 2010

(Unaudited)

Total

Balance at December 31, 2009	$23,050,046

Cash distributions	(2,709,999)

Net income	2,101,866

Balance at March 31, 2010	$22,441,913

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 07-A, L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	Description of Business

Mewbourne Energy Partners 07-A, L.P. (the “Registrant” or the “Partnership”), a Delaware limited partnership, is engaged primarily in oil and gas development and production in Texas, Oklahoma, and New Mexico, and was organized on March 1, 2007. The offering of limited and general partner interests began May 1, 2007 as a part of a private placement pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder, as a part of the Mewbourne Energy Partners 07 Drilling Program, (the “Program”), and concluded August 13, 2007 with total investor contributions of $70,000,000 originally being sold to accredited investors, of which $65,710,000 were sold to accredited investors as general partner interests and $4,290,000 were sold to accredited investors as limited partner interests. During the quarter ended June 30, 2009 all general partner equity interests were converted to limited partner equity interests and, accordingly, all partnership interests have been reflected in the accompanying financial statements as limited partner interests for the three month period ended March 31, 2010. In accordance with the laws of the State of Delaware, Mewbourne Development Corporation (“MD”), a Delaware corporation, has been appointed as the Partnership’s managing general partner. MD has no significant equity interest in the Partnership.

2.	Summary of Significant Accounting Policies

Reference is hereby made to the Registrant’s Annual Report on Form 10-K for 2009, which contains a summary of significant accounting policies followed by the Partnership in the preparation of its financial statements. These policies are also followed in preparing the quarterly report included herein.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly our financial position, results of operations, cash flows and partners’ capital for the periods presented. The results of operations for the interim periods are not necessarily indicative of the final results expected for the full year.

New Accounting Pronouncements

In February 2010, FASB issued authoritative guidance which requires additional information to be disclosed principally in respect of Level 3 fair value measurements and transfers to and from Level 1 and Level 2 measurements. In addition, enhanced disclosure is required concerning inputs and valuation techniques used to determine Level 2 and Level 3 fair value measurements. The guidance is generally effective for interim and annual reporting periods beginning after December 15, 2009; however, the requirements to disclose separately purchases, sales, issuances, and settlements in the Level 3 reconciliation are effective for fiscal years beginning after December 15, 2010 (and for interim periods within such years). Early adoption is allowed. The Partnership does not anticipate any effect from this on its financial position or results of operations.

In January 2010, FASB issued Accounting Standards Update (ASU) 2010-03, “Oil and Gas Reserve Estimation and Disclosures” to provide consistency with the new SEC rules. The ASU amends existing standards to align the reserves calculation and disclosure requirements under US GAAP with the requirements in the SEC rules. The Partnership adopted the new standards effective December 31, 2009. The new standards are applied prospectively as a change in estimate.

3.	Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At March 31, 2010 and 2009, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There was no cost ceiling write-down at March 31, 2010, whereas at March 31, 2009 there was a cost ceiling write-down of $13,601,516.

In January 2009, the SEC issued revisions to the natural gas and oil reporting disclosures, “Modernization of Oil and Gas Reporting, Final Rule” (the “Final Rule”). In January 2010, the Financial Accounting Standards Board (“FASB”) updated its oil and gas estimation and disclosure requirements to align its requirements with the SEC’s modernized oil and gas reporting rules. The update amends the definition of proved reserves to use the average of first-day-of-the-month prices during the twelve months preceding the end of the reporting period, adds definitions used in estimating and disclosing proved oil and natural gas quantities and expands the disclosures required for equity-method investments. The update must be applied prospectively as a change in accounting principle that is inseparable from a change in accounting estimate and is effective for entities with annual reporting periods ending on or after December 31, 2009. The Partnership adopted the new standards effective December 31, 2009.

4.	Asset Retirement Obligations

The Partnership has recognized an estimated liability for future plugging and abandonment costs. The estimated liability is based on historical experience and estimated well life. The liability is discounted using the credit-adjusted risk-free rate. Revisions to the liability could occur due to changes in well ownership interests or well plugging and abandonment costs, or if federal or state regulators enact new well restoration requirements. The Partnership recognizes accretion expense in connection with the discounted liability over the remaining life of the well.

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the three months ended March 31, 2010 and the year ended December 31, 2009 is as follows:

	March 31, 2010	December 31, 2009
Balance, beginning of period	$374,238	$352,147
Liabilities reduced	-	(2,007)
Accretion expense	6,459	24,098

Balance, end of period	$380,697	$374,238

5.	Related Party Transactions

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Mewbourne Energy Partners 07-A, L.P. (“the Partnership”) was formed March 1, 2007. The offering of limited and general partnership interests began May 1, 2007 and concluded August 13, 2007, with total investor contributions of $70,000,000. During the quarter ended June 30, 2009 all general partner equity interests were converted to limited partner equity interests and, accordingly, all partnership interests have been reflected in the accompanying financial statements as limited partner interests for the three month period ended March 31, 2010.

The Registrant owns fractional working interests in developmental oil and gas prospects, which has resulted in participation in the drilling of oil and gas wells. At March 31, 2010, the Registrant owned working interests in one hundred thirteen producing wells.

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $1,901,398 at March 31, 2010.

During the three months ended March 31, 2010, the Partnership made cash distributions to the investor partners in the amount of $2,709,999 as compared to $5,025,000 for the three months ended March 31, 2009. The Partnership expects that cash distributions will continue during 2010 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

For the three months ended March 31, 2010 as compared to the three months ended March 31, 2009:

	Three Months Ended March 31,
	2010	2009
Oil sales	$844,870	$802,582
Barrels produced	11,725	21,506
Average price/bbl	$72.06	$37.32

Gas sales	$2,559,185	$3,563,070
Mcf produced	410,489	638,563
Average price/mcf	$6.23	$5.58

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $961,597, a 22.0 % decrease, for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.

Of this decrease, $704,791 and $1,421,923 were due to decreases in the volumes of oil and gas sold, respectively. The volumes sold decreased by 9,781 bbls and 228,074 mcf for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. The decreases in volumes of oil and gas sold were primarily due to normal declines in production, which in some wells were substantial.

Those decreases were partially offset by increases in revenue of $747,079 and $418,038 due to increases in the average prices of oil and gas sold, respectively. Average prices rose to $72.06 from $37.32 per bbl and to $6.23 from $5.58 per mcf for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.

Lease operations. Lease operating expense during the three month period ended March 31, 2010 increased to $414,300 from $363,507 due to more well repairs and workovers in the three month period ended March 31, 2010.

Production taxes. Production taxes during the three month period ended March 31, 2010 decreased to $185,040 from $294,237 for the three month period ended March 31, 2009 due to lower oil and gas revenue.

Administrative and general expense. Administrative and general expense for the three month period ended March 31, 2010 decreased to $124,923 from $259,415 for the three month period ended March 31, 2009 due to decreased administrative expenses allocable to the Partnership and reduced reporting and legal costs for the three months ended March 31, 2010.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended March 31, 2010 decreased to $571,605 from $1,551,752 for the three month period ended March 31, 2009. The decrease was primarily due to the lower amortizable base as a result of the $13,601,516 cost ceiling writedown in 2009.

Cost ceiling write-down. There was no cost ceiling write-down at March 31, 2010. There was a $13,601,516 cost ceiling write-down at March 31, 2009 due to lower oil and gas prices on that date.

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

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the three months ended March 31, 2010, a 10% change in the price received for natural gas production would have had an approximate $256,000 impact on revenue.

3.	Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.    Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2009 annual report on internal control over financial reporting, and for the quarter ended March 31, 2010, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

Date: May 17, 2010

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