Form 10-Q
period 2010-06-30
Mewbourne Energy Partners 07-A, L.P.
filed 2010-08-16
CIK 1353748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

MEWBOURNE ENERGY PARTNERS 07-A, L.P.

MEWBOURNE ENERGY PARTNERS 07-A, L.P.

Part I - Financial Information

Item 1. Financial Statements

CONDENSED BALANCE SHEETS

June 30, 2010 and December 31, 2009

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS

Cash and cash equivalents	$102,055	$282,559
Accounts receivable, affiliate	1,664,475	2,170,941
Prepaid state taxes	2,500	-

Total current assets	1,769,030	2,453,500

Oil and gas properties at cost, full-cost method	65,787,042	65,414,636
Less accumulated depreciation, depletion, amortization and impairment	(45,239,265)	(44,152,582)

	20,547,777	21,262,054

Total assets	$22,316,807	$23,715,554

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$253,446	$291,270

Total current liabilities	253,446	291,270

Asset retirement obligation	391,327	374,238

Partners’ capital	21,672,034	23,050,046

Total liabilities and partners’ capital	$22,316,807	$23,715,554

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 07-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

For the three months ended June 30, 2010 and 2009 and

the six months ended June 30, 2010 and 2009

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues and other income:
Oil sales	$779,620	$830,749	$1,624,490	$1,633,331
Gas sales	1,912,709	1,972,956	4,471,894	5,536,026
Interest income	172	298	310	1,199

Total revenues and other income	2,692,501	2,804,003	6,096,694	7,170,556

Expenses:
Lease operating expense	207,623	250,253	621,923	613,760
Production taxes	100,514	127,149	285,554	421,386
Administrative and general expense	138,301	196,161	263,224	455,576
Depreciation, depletion, and amortization	515,078	867,599	1,086,683	2,419,351
Cost ceiling write-down	-	-	-	13,601,516
Asset retirement obligation accretion	6,489	5,956	12,948	12,012

Total expenses	968,005	1,447,118	2,270,332	17,523,601

Net income (loss)	$1,724,496	$1,356,885	$3,826,362	$(10,353,045)

Allocation of net income (loss)
General partners	$-	$-	$-	$(10,992,279)

Limited partners	$1,724,496	$1,356,885	$3,826,362	$639,234

Basic and diluted net income (loss) per partner interest (14,000 interests outstanding)	$123.18	$96.92	$273.31	$(739.50)

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 07-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2010 and 2009

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$3,826,362	$ (10,353,045)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	1,086,683	2,419,351
Cost ceiling write-down	-	13,601,516
Asset retirement obligation accretion	12,948	12,012
Changes in operating assets and liabilities:
Accounts receivable, affiliate	506,466	2,288,164
Prepaid state taxes	(2,500)	960
Accounts payable, affiliate	(37,824)	217,215

Net cash provided by operating activities	5,392,135	8,186,173

Cash flows from investing activities:
Purchase and development of oil and gas properties	(368,265)	(719,990)

Net cash used in investing activities	(368,265)	(719,990)

Cash flows from financing activities:
Cash distributions to partners	(5,204,374)	(9,150,000)

Net cash used in financing activities	(5,204,374)	(9,150,000)

Net decrease in cash and cash equivalents	(180,504)	(1,683,817)

Cash and cash equivalents, beginning of period	282,559	3,952,913

Cash and cash equivalents, end of period	$102,055	$2,269,096

Supplemental Cash Flow Information:
Non-cash changes to oil & gas properties related to asset retirement obligation liabilities	$4,141	$(2,007)

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 07-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the six months ended June 30, 2010

(Unaudited)

Total

Balance at December 31, 2009	$23,050,046

Cash distributions	(5,204,374)

Net income	3,826,362

Balance at June 30, 2010	$21,672,034

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

New Accounting Pronouncements

On April 20, 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-14, “Accounting for Extractive Activities - Oil and Gas: Amendments to Paragraph 932-10-S99-1” to make the definitions in Accounting Standards Codification (ASC) 932-10-S99-1 consistent with those in the SEC Final Rule, Modernization of Oil and Gas Accounting”. The Partnership adopted the new standards effective December 31, 2009. This update had no effect on the Partnership’s financial position, results of operations or cash flows.

3.	Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At June 30, 2010 and June 30, 2009, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There were no cost ceiling write-downs during the six months ended June 30, 2010. There was a cost ceiling write-down of $13,601,516 at March 31, 2009 but none at June 30, 2009.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the six months ended June 30, 2010 and the year ended December 31, 2009 is as follows:

	June 30, 2010	December 31, 2009
Balance, beginning of period	$374,238	$352,147
Liabilities incurred	4,141	-
Liabilities reduced	-	(2,007)
Accretion expense	12,948	24,098

Balance, end of period	$391,327	$374,238

4.	Related Party Transactions

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $1,515,584 at June 30, 2010.

During the six months ended June 30, 2010, the Partnership made cash distributions to the investor partners in the amount of $5,204,374 as compared to $9,150,000 for the six months ended June 30, 2009. The Partnership expects that cash distributions will continue during 2010 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

For the three months ended June 30, 2010 as compared to the three months ended June 30, 2009:

	Three Months Ended June 30,
	2010	2009
Oil sales	$779,620	$830,749
Barrels produced	9,346	15,473
Average price/bbl	$83.42	$53.69

Gas sales	$1,912,709	$1,972,956
Mcf produced	380,941	584,983
Average price/mcf	$5.02	$3.37

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $111,376, a 4.0% decrease, for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009.

Of this decrease, $511,099 and $1,024,497 were due to decreases in the volumes of oil and gas sold by 6,127 bbls and 204,042 mcf, respectively. The decrease in volumes sold was primarily due to normal declines in production, which in some wells was substantial.

Those decreases were partially offset by increases in revenue of $459,970 and $964,250 due to increases in the average prices of oil and gas, respectively. Average prices rose to $83.42 from $53.69 per bbl and to $5.02 from $3.37 per mcf for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009.

Lease operations. Lease operating expense during the three month period ended June 30, 2010 decreased to $207,623 from $250,253 due to the due to fewer well repairs and workovers during the three month period ended June 30, 2010 as compared to the three months ended June 30, 2009.

Production taxes. Production taxes during the three month period ended June 30, 2010 decreased to $100,514 from $127,149 for the three month period ended June 30, 2009 due to lower revenue.

Administrative and general expense. Administrative and general expense for the three month period ended June 30, 2010 decreased to $138,301 from $196,161 for the three month period ended June 30, 2009. The overall decrease was due to decreased administrative expenses allocable to the Partnership for the three month period ended June 30, 2010 and lower general expenses for reporting costs.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended June 30, 2010 decreased to $515,078 from $867,599 for the three month period ended June 30, 2009 due to a lower amortizable base at June 30, 2010. The reduced amortizable base was due to the March 31, 2009 cost ceiling write-down of $13,601,516.

Results of Operations

For the six months ended June 30, 2010 as compared to the six months ended June 30, 2009:

	Six Ended June 30,
	2010	2009
Oil sales	$1,624,490	$1,633,331
Barrels produced	21,071	36,979
Average price/bbl	$77.10	$44.17

Gas sales	$4,471,894	$5,536,026
Mcf produced	791,430	1,223,546
Average price/mcf	$5.65	$4.52

Oil and gas revenues. As shown in the above table, total oil and gas sales fell by $1,072,973, a 15.0% decrease, for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.

Of this decrease, $1,226,443 and $2,441,627 were due to decreases in the volumes of oil and gas sold by 15,908 bbls and 432,116 mcf, respectively. These decreases were primarily due to normal declines in production, which in some wells was substantial.

Those decreases were partially offset by increases of $1,217,602 and $1,377,495 due to increases in average oil and gas prices, respectively. Average prices rose to $77.10 from $44.17 per bbl and to $5.65 from $4.52 per mcf for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.

Lease operations. Lease operating expense during the six month period ended June 30, 2010 increased to $621,923 from $613,760 due to fewer well repairs and workovers during the six month period ended June 30, 2009 as compared to the six months ended June 30, 2010.

Production taxes. Production taxes during the six month period ended June 30, 2010 decreased to $285,554 from $421,386 for the six month period ended June 30, 2009 due to lower revenue.

Administrative and general expense. Administrative and general expense for the six month period ended June 30, 2010 decreased to $263,224 from $455,576 for the six month period ended June 30, 2009 due to decreased administrative expenses allocable to the Partnership for the three month period ended June 30, 2010 and lower general expenses for reporting costs.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the six month period ended June 30, 2010 decreased to $1,086,683 from $2,419,351 for the six month period ended June 30, 2009 due to a lower amortizable base at June 30, 2010. The reduced amortizable base was due to the cost ceiling write-down at March 31, 2009.

Cost ceiling write-down. There were no cost ceiling write-downs during the six months ended June 30, 2010. There was a cost ceiling write-down of $13,601,516 at March 31, 2009 but none at June 30, 2009. The write-down was the result of lower oil and gas prices on that date.

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

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the six months ended June 30, 2010, a 10% change in the price received for natural gas production would have had an approximate $447,000 impact on revenue.

3.	Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.	Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2009 annual report on internal control over financial reporting, and for the quarter ended June 30, 2010, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

Date:               August 16, 2010

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