Form 10-Q
period 2010-09-30
Mewbourne Energy Partners 07-A, L.P.
filed 2010-11-15
CIK 1353748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Yes [  ]    No [X]

MEWBOURNE ENERGY PARTNERS 07-A, L.P.

INDEX

Part 1 - Financial Information	Page No.

Item 1. Financial Statements

Condensed Balance Sheets - September 30, 2010 (Unaudited) and December 31, 2009	3

Condensed Statements of Operations (Unaudited) - For the three months ended September 30, 2010 and 2009 and the nine months ended September 30, 2010 and 2009	4

Condensed Statements of Cash Flows (Unaudited) - For the nine months ended September 30, 2010 and 2009	5

Condensed Statement of Changes In Partners’ Capital (Unaudited) - For the nine months ended September 30, 2010	6

Notes to Condensed Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures about Market Risk	12

Item 4. Disclosure Controls and Procedures	12

Part II - Other Information

Item 1. Legal Proceedings	13

Item 6. Exhibits and Reports on Form 8-K	13

MEWBOURNE ENERGY PARTNERS 07-A, L.P.

Part I - Financial Information

Item 1. Financial Statements

CONDENSED BALANCE SHEETS

September 30, 2010 and December 31, 2009

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS

Cash	$23,106	$282,559
Accounts receivable, affiliate	1,498,372	2,170,941
Prepaid state taxes	5,000	-

Total current assets	1,526,478	2,453,500

Oil and gas properties at cost, full-cost method	65,927,491	65,414,636
Less accumulated depreciation, depletion, amortization and impairment	(45,700,930)	(44,152,582)

	20,226,561	21,262,054

Total assets	$21,753,039	$23,715,554

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$362,307	$291,270

Total current liabilities	362,307	291,270

Asset retirement obligation	397,675	374,238

Partners’ capital	20,993,057	23,050,046

Total liabilities and partners’ capital	$21,753,039	$23,715,554

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 07-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

For the three months ended September 30, 2010 and 2009 and

the nine months ended September 30, 2010 and 2009

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues and other income:
Oil sales	$654,427	$999,279	$2,278,917	$2,632,610
Gas sales	1,563,668	1,818,524	6,035,562	7,354,550
Interest income	-	128	310	1,327

Total revenues and other income	2,218,095	2,817,931	8,314,789	9,988,487

Expenses:
Lease operating expense	252,733	283,846	874,656	897,606
Production taxes	132,616	143,975	418,170	565,361
Administrative and general expense	113,163	18,265	376,387	473,841
Depreciation, depletion, and amortization	461,665	758,139	1,548,348	3,177,490
Cost ceiling write-down	-	-	-	13,601,516
Asset retirement obligation accretion	6,484	6,043	19,432	18,055

Total expenses	966,661	1,210,268	3,236,993	18,733,869

Net income (loss)	$1,251,434	$1,607,663	$5,077,796	$(8,745,382)

Basic and diluted net income (loss) per partner interest (14,000 interests outstanding)	$89.39	$114.83	$362.70	$(624.67)

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 07-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2010 and 2009

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$5,077,796	$(8,745,382)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	1,548,348	3,177,490
Cost ceiling write-down	-	13,601,516
Asset retirement obligation accretion	19,432	18,055
Changes in operating assets and liabilities:
Accounts receivable, affiliate	672,569	2,302,936
Prepaid state taxes	(5,000)	960
Accounts payable, affiliate	71,037	200,472

Net cash provided by operating activities	7,384,182	10,556,047

Cash flows from investing activities:
Purchase and development of oil and gas properties	(508,850)	(921,201)

Net cash used in investing activities	(508,850)	(921,201)

Cash flows from financing activities:
Cash distributions to partners	(7,134,785)	(12,400,000)

Net cash used in financing activities	(7,134,785)	(12,400,000)

Net decrease in cash and cash equivalents	(259,453)	(2,765,154)

Cash and cash equivalents, beginning of period	282,559	3,952,913

Cash, end of period	$23,106	$1,187,759

Supplemental Cash Flow Information:
Non-cash changes to oil & gas properties related to asset retirement obligation liabilities	$4,005	$(2,007)

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 07-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the nine months ended September 30, 2010

(Unaudited)

Total

Balance at December 31, 2009	$23,050,046

Cash distributions	(7,134,785)

Net income	5,077,796

Balance at September 30, 2010	$20,993,057

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 07-A, L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	Description of Business

Mewbourne Energy Partners 07-A, L.P. (the “Registrant” or the “Partnership”), a Delaware limited partnership, is engaged primarily in oil and gas development and production in Texas, Oklahoma, and New Mexico, and was organized on March 1, 2007. The offering of limited and general partner interests began May 1, 2007 as a part of a private placement pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder, as a part of the Mewbourne Energy Partners 07 Drilling Program, (the “Program”), and concluded August 13, 2007 with total investor contributions of $70,000,000 originally being sold to accredited investors, of which $65,710,000 were sold to accredited investors as general partner interests and $4,290,000 were sold to accredited investors as limited partner interests. During 2009, all general partner equity interests were converted to limited partner equity interests and accordingly all partnership interests have been reflected in the accompanying financial statements as limited partner interests. In accordance with the laws of the State of Delaware, Mewbourne Development Corporation (“MD”), a Delaware corporation, has been appointed as the Partnership’s managing general partner. MD has no significant equity interest in the Partnership.

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

3.	Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At September 30, 2010 and September 30, 2009, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There were no cost ceiling write-downs during the nine months ended September 30, 2010. There was a cost ceiling write-down of $13,601,516 at March 31, 2009 but none at June 30, 2009 nor at September 30, 2009.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the nine months ended September 30, 2010 and the year ended December 31, 2009 is as follows:

	September 30, 2010	December 31, 2009
Balance, beginning of period	$374,238	$352,147
Liabilities incurred	4,141	-
Liabilities reduced	(136)	(2,007)
Accretion expense	19,432	24,098

Balance, end of period	$397,675	$374,238

5.	Related Party Transactions

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

Liquidity and Capital Resources

Mewbourne Energy Partners 07-A, L.P. (“the Partnership”) was formed March 1, 2007. The offering of limited and general partnership interests began May 1, 2007 and concluded August 13, 2007, with total investor contributions of $70,000,000. During 2009, all general partner equity interests were converted to limited partner equity interests and accordingly all partnership interests have been reflected in the accompanying financial statements as limited partner interests.

The Registrant owns fractional working interests in developmental oil and gas prospects, which has resulted in participation in the drilling of oil and gas wells.

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $1,164,171 at September 30, 2010.

During the nine months ended September 30, 2010, the Partnership made cash distributions to the investor partners in the amount of $7,134,785 as compared to $12,400,000 for the nine months ended September 30, 2009. The Partnership expects that cash distributions will continue during 2010 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

For the three months ended September 30, 2010 as compared to the three months ended September 30, 2009:

	Three Months Ended September 30,
	2010	2009
Oil sales	$654,427	$999,279
Barrels produced	9,222	15,468
Average price/bbl	$70.96	$64.60

Gas sales	$1,563,668	$1,818,524
Mcf produced	333,974	501,437
Average price/mcf	$4.68	$3.63

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $599,708, a 21.3% decrease, for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009.

Of this decrease, $443,239 and $784,063 were due to decreases in the volumes of oil and gas sold by 6,246 bbls and 167,463 mcf, respectively. The decrease in volumes sold was primarily due to normal declines in production, which in some wells was substantial.

Those decreases were partially offset by increases in revenue of $98,387 and $529,207 due to increases in the average prices of oil and gas, respectively. Average prices rose to $70.96 from $64.60 per bbl and to $4.68 from $3.63 per mcf for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009.

Lease operations. Lease operating expense during the three month period ended September 30, 2010 decreased to $252,733 from $283,846 due to fewer well repairs and workovers in the three month period ended September 30, 2010.

Production taxes. Production taxes during the three month period ended September 30, 2010 decreased to $132,616 from $143,975 for the three month period ended September 30, 2009 due to lower revenue.

Administrative and general expense. Administrative and general expense for the three month period ended September 30, 2010 increased to $113,163 from $18,265 for the three month period ended September 30, 2009. The overall increase was due to increased administrative expenses allocable to the Partnership for the three month period ended September 30, 2010 and higher general expenses for reporting costs.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended September 30, 2010 decreased to $461,665 from $758,139 for the three month period ended September 30, 2009 due to the decreased production volumes for the three month period ended September 30, 2010.

Results of Operations

For the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009:

	Nine Months Ended September 30,
	2010	2009
Oil sales	$2,278,917	$2,632,610
Barrels produced	30,293	52,447
Average price/bbl	$75.23	$50.20

Gas sales	$6,035,562	$7,354,550
Mcf produced	1,125,404	1,724,983
Average price/mcf	$5.36	$4.26

Oil and gas revenues. As shown in the above table, total oil and gas sales fell by $1,672,681, a 16.7% decrease, for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.

Of this decrease, $1,666,627 and $3,215,553 were due to decreases in the volumes of oil and gas sold by 22,154 bbls and 599,579 mcf, respectively. These decreases were primarily due to normal declines in production, which in some wells was substantial.

Those decreases were offset by increases of $1,312,934 and $1,896,565 due to increases in average oil and gas prices, respectively. Average prices rose to $75.23 from $50.20 per bbl and to $5.36 from $4.26 per mcf for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.

Lease operations. Lease operating expense during the nine month period ended September 30, 2010 decreased to $874,656 from $897,606 due to fewer well repairs and workovers in the nine month period ended September 30, 2010.

Production taxes. Production taxes during the nine month period ended September 30, 2010 decreased to $418,170 from $565,361 for the nine month period ended September 30, 2009 due to lower revenue.

Administrative and general expense. Administrative and general expense for the nine month period ended September 30, 2010 decreased to $376,387 from $473,841 for the nine month period ended September 30, 2009 due to decreased administrative expenses allocable to the Partnership for the three month period ended September 30, 2010 and lower general expenses for reporting costs.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the nine month period ended September 30, 2010 decreased to $1,548,348 from $3,177,490 for the nine month period ended September 30, 2009 due to the decrease in production volumes and a lower amortizable base at September 30, 2010. The reduced amortizable base was due to the cost ceiling write-down at March 31, 2009.

Cost ceiling write-down. There were no cost ceiling write-downs during the nine months ended September 30, 2010. There was a cost ceiling write-down of $13,601,516 at March 31, 2009 but none at June 30, 2009 nor at September 30, 2009. The write-down was the result of lower oil and gas prices on that date.

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

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the nine months ended September 30, 2010, a 10% change in the price received for natural gas production would have had an approximate $604,000 impact on revenue.

3.	Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.	Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2009 annual report on internal control over financial reporting, and for the quarter ended September 30, 2010, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

Date:               November 15, 2010

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