Form 10-Q
period 2011-03-31
Mewbourne Energy Partners 07-A, L.P.
filed 2011-05-16
CIK 1353748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Yes [  ]    No [X]

MEWBOURNE ENERGY PARTNERS 07-A, L.P.

MEWBOURNE ENERGY PARTNERS 07-A, L.P.

Part I - Financial Information

Item 1. Financial Statements

CONDENSED BALANCE SHEETS

March 31, 2011 and December 31, 2010

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS

Cash	$162,474	$3,890
Accounts receivable, affiliate	1,205,212	1,376,777
Prepaid state taxes	10,000	7,500

Total current assets	1,377,686	1,388,167

Oil and gas properties at cost, full-cost method	66,068,373	66,048,902
Less accumulated depreciation, depletion and amortization	(46,454,625)	(46,103,085)

	19,613,748	19,945,817

Total assets	$20,991,434	$21,333,984

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$197,288	$408,731

Total current liabilities	197,288	408,731

Asset retirement obligation	410,790	404,165

Partners’ capital	20,383,356	20,521,088

Total liabilities and partners’ capital	$20,991,434	$21,333,984

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 07-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

For the three months ended March 31, 2011 and 2010

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues and other income:
Oil sales	$627,875	$844,870
Gas sales	1,271,815	2,559,185
Interest income	4,479	138

Total revenues and other income	1,904,169	3,404,193

Expenses:
Lease operating expense	297,249	414,300
Production taxes	73,071	185,040
Administrative and general expense	83,148	124,923
Depreciation, depletion, and amortization	351,540	571,605
Asset retirement obligation accretion	6,893	6,459

Total expenses	811,901	1,302,327

Net income	$1,092,268	$2,101,866

Basic and diluted net income per partner interest (14,000 interests outstanding)	$78.02	$150.13

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 07-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2011 and 2010

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$1,092,268	$2,101,866
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	351,540	571,605
Asset retirement obligation accretion	6,893	6,459
Changes in operating assets and liabilities:
Accounts receivable, affiliate	171,565	33,895
Prepaid state taxes	(2,500)	-
Accounts payable, affiliate	(211,443)	149,429

Net cash provided by operating activities	1,408,323	2,863,254

Cash flows from investing activities:
Purchase and development of oil and gas properties	(19,739)	(230,763)

Net cash used in investing activities	(19,739)	(230,763)

Cash flows from financing activities:
Cash distributions to partners	(1,230,000)	(2,709,999)

Net cash used in financing activities	(1,230,000)	(2,709,999)

Net increase (decrease) in cash and cash equivalents	158,584	(77,508)

Cash and cash equivalents, beginning of period	3,890	282,559

Cash, end of period	$162,474	$205,051

Supplemental Cash Flow Information:
Non-cash changes to oil & gas properties related to asset retirement obligation liabilities	$(268)	$-

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 07-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the three months ended March 31, 2011

(Unaudited)

Total

Balance at December 31, 2010	$20,521,088

Cash distributions	(1,230,000)

Net income	1,092,268

Balance at March 31, 2011	$20,383,356

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

2.	Summary of Significant Accounting Policies

Reference is hereby made to the Registrant’s Annual Report on Form 10-K for 2010, which contains a summary of significant accounting policies followed by the Partnership in the preparation of its financial statements. These policies are also followed in preparing the quarterly report included herein.

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

3.	Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At March 31, 2011 and 2010, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There was no cost ceiling write-down at March 31, 2011.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the three months ended March 31, 2011 and the year ended December 31, 2010 is as follows:

	March 31, 2011	December 31, 2010
Balance, beginning of period	$404,165	$374,238
Liabilities incurred	-	4,141
Liabilities reduced due to revisions	(268)	(136)
Accretion expense	6,893	25,922

Balance, end of period	$410,790	$404,165

5.	Related Party Transactions

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

The Partnership participates in oil and gas activities through the Program. The Partnership and MD are the parties to the Program, and the costs and revenues are allocated between them as follows:

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

The Registrant owns fractional working interests in developmental oil and gas prospects, which has resulted in participation in the drilling of oil and gas wells. At March 31, 2011, the Registrant owned working interests in one hundred thirteen producing wells.

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $1,180,398 at March 31, 2011.

During the three months ended March 31, 2011, the Partnership made cash distributions to the investor partners in the amount of $1,230,000 as compared to $2,709,999 for the three months ended March 31, 2010. The Partnership expects that cash distributions will continue during 2011 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

For the three months ended March 31, 2011 as compared to the three months ended March 31, 2010:

	Three Months Ended March 31,
	2011	2010
Oil sales	$627,875	$844,870
Barrels produced	6,963	11,725
Average price/bbl	$90.17	$72.06

Gas sales	$1,271,815	$2,559,185
Mcf produced	234,089	410,489
Average price/mcf	$5.43	$6.23

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $1,504,365, a 44.2% decrease, for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.

Of this decrease, $429,404 and $958,388 were due to decreases in the volumes of oil and gas sold, respectively. The volumes sold decreased by 4,762 bbls and 176,400 mcf for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. The decreases in volumes of oil and gas sold were primarily due to normal declines in production, which in some wells were substantial.

Additionally, a decrease of $328,982 was due to a decline in the average price of gas sold. The average price fell to $5.43 from $6.23 per mcf for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.

Those decreases were partially offset by an increase in revenue of $212,409 due to an increase in the average price of oil sold. Average price rose to $90.17 from $72.06 per bbl for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.

Lease operations. Lease operating expense during the three month period ended March 31, 2011 decreased to $297,249 from $414,300 due to fewer well repairs and workovers in the three month period ended March 31, 2011.

Production taxes. Production taxes during the three month period ended March 31, 2011 decreased to $73,071 from $185,040 for the three month period ended March 31, 2010 due to lower oil and gas revenue.

Administrative and general expense. Administrative and general expense for the three month period ended March 31, 2011 decreased to $83,148 from $124,923 for the three month period ended March 31, 2010 due to decreased administrative expenses allocable to the Partnership and lower general expenses for reporting costs.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended March 31, 2011 decreased to $351,540 from $571,605 for the three month period ended March 31, 2010 due to the decreased production volumes for the three month period ended March 31, 2011.

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

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the three months ended March 31, 2011, a 10% change in the price received for natural gas production would have had an approximate $127,000 impact on revenue.

3.	Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.	Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2010 annual report on internal control over financial reporting, and for the quarter ended March 31, 2011, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

Date:               May 16, 2011

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