Form 10-Q
period 2011-06-30
Mewbourne Energy Partners 07-A, L.P.
filed 2011-08-15
CIK 1353748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes  [X]    No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [   ]    No  [X]

MEWBOURNE ENERGY PARTNERS 07-A, L.P.

MEWBOURNE ENERGY PARTNERS 07-A, L.P.

Part I - Financial Information

Item 1. Financial Statements

CONDENSED BALANCE SHEETS

June 30, 2011 and December 31, 2010

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS

Cash	$40,979	$3,890
Accounts receivable, affiliate	1,470,836	1,376,777
Prepaid state taxes	12,500	7,500

Total current assets	1,524,315	1,388,167

Oil and gas properties at cost, full-cost method	66,086,384	66,048,902
Less accumulated depreciation, depletion and amortization	(46,864,763)	(46,103,085)

	19,221,621	19,945,817

Total assets	$20,745,936	$21,333,984

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$182,037	$408,731

Total current liabilities	182,037	408,731

Asset retirement obligation	417,746	404,165

Partners’ capital	20,146,153	20,521,088

Total liabilities and partners’ capital	$20,745,936	$21,333,984

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 07-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

For the three months ended June 30, 2011 and 2010 and

the six months ended June 30, 2011 and 2010

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues and other income:
Oil sales	$609,918	$779,620	$1,237,793	$1,624,490
Gas sales	1,571,538	1,912,709	2,843,353	4,471,894
Interest income	-	172	4,479	310

Total revenues and other income	2,181,456	2,692,501	4,085,625	6,096,694

Expenses:
Lease operating expense	204,681	207,623	501,930	621,923
Production taxes	116,415	100,514	189,486	285,554
Administrative and general expense	90,718	138,301	173,866	263,224
Depreciation, depletion, and amortization	410,138	515,078	761,678	1,086,683
Asset retirement obligation accretion	6,956	6,489	13,849	12,948

Total expenses	828,908	968,005	1,640,809	2,270,332

Net income	$1,352,548	$1,724,496	$2,444,816	$3,826,362

Basic and diluted net income perpartner interest (14,000 interests outstanding)	$96.61	$123.18	$174.63	$273.31

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 07-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2011 and 2010

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$2,444,816	$3,826,362
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	761,678	1,086,683
Asset retirement obligation accretion	13,849	12,948
Changes in operating assets and liabilities:
Accounts receivable, affiliate	(94,059)	506,466
Prepaid state taxes	(5,000)	(2,500)
Accounts payable, affiliate	(226,694)	(37,824)

Net cash provided by operating activities	2,894,590	5,392,135

Cash flows from investing activities:
Purchase and development of oil and gas properties	(37,750)	(368,265)

Net cash used in investing activities	(37,750)	(368,265)

Cash flows from financing activities:
Cash distributions to partners	(2,819,751)	(5,204,374)

Net cash used in financing activities	(2,819,751)	(5,204,374)

Net increase (decrease) in cash and cash equivalents	37,089	(180,504)

Cash and cash equivalents, beginning of period	3,890	282,559

Cash, end of period	$40,979	$102,055

Supplemental Cash Flow Information:
Non-cash changes to oil & gas properties related to asset retirement obligation liabilities	$(268)	$4,141

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 07-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the six months ended June 30, 2011

(Unaudited)

Total

Balance at December 31, 2010	$20,521,088

Cash distributions	(2,819,751)

Net income	2,444,816

Balance at June 30, 2011	$20,146,153

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

3.	Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At June 30, 2011 and 2010, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There was no cost ceiling write-down for the three or six months ended June 30, 2011 or 2010.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the six months ended June 30, 2011 and the year ended December 31, 2010 is as follows:

	June 30, 2011	December 31, 2010
Balance, beginning of period	$404,165	$374,238
Liabilities incurred	-	4,141
Liabilities reduced due to revisions	(268)	(136)
Accretion expense	13,849	25,922

Balance, end of period	$417,746	$404,165

5.	Related Party Transactions

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

The Partnership participates in oil and gas activities through the Program. The Partnership and MD are the parties to the Program, and the costs and revenues are allocated between them as follows:

	Partnership	MD
Revenues:
Proceeds from disposition of depreciable and depletable properties	70%	30%
All other revenues	70%	30%
Costs and expenses:
Organization and offering costs (1)	0%	100%
Lease acquisition costs (1)	0%	100%
Tangible and intangible drilling costs (1)	100%	0%
Operating costs, reporting and legal expenses, general andadministrative expenses and all other costs	70%	30%

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

The Registrant owns fractional working interests in developmental oil and gas prospects, which has resulted in participation in the drilling of oil and gas wells. At June 30, 2011, the Registrant owned working interests in one hundred thirteen producing wells.

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $1,342,278 at June 30, 2011.

During the six months ended June 30, 2011, the Partnership made cash distributions to the investor partners in the amount of $2,819,751 as compared to $5,204,374 for the six months ended June 30, 2010. The Partnership expects that cash distributions will continue during 2011 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

For the three months ended June 30, 2011 as compared to the three months ended June 30, 2010:

	Three Months Ended June 30,
	2011	2010
Oil sales	$609,918	$779,620
Barrels produced	6,271	9,346
Average price/bbl	$97.26	$83.42

Gas sales	$1,571,538	$1,912,709
Mcf produced	269,610	380,941
Average price/mcf	$5.83	$5.02

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $510,873, a 19% decrease, for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.

Of this decrease, $299,075 and $648,941 were due to decreases in the volumes of oil and gas sold, respectively. The volumes sold decreased by 3,075 bbls and 111,331 mcf for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. The decreases in volumes of oil and gas sold were primarily due to normal declines in production.

Those decreases were partially offset by increases of $129,373 and $307,770 due to increases in the average prices of oil and gas sold, respectively. Average prices rose to $97.26 from $83.42 per bbl and to $5.83 from $5.02 per mcf for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.

Lease operations. Lease operating expense during the three month period ended June 30, 2011 decreased to $204,681 from $207,623 for the three months ended June 30, 2010.

Production taxes. Production taxes during the three month period ended June 30, 2011 increased to $116,415 from $100,514 for the three month period ended June 30, 2010 due to production tax credits taken in the three month period ended June 30, 2010.

Administrative and general expense. Administrative and general expense for the three month period ended June 30, 2011 decreased to $90,718 from $138,301 for the three month period ended June 30, 2010 due to decreased administrative expenses allocable to the Partnership and lower general expenses for reporting costs.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended June 30, 2011 decreased to $410,138 from $515,078 for the three month period ended June 30, 2010 due to the decreased production volumes for the three month period ended June 30, 2011.

Results of Operations

For the six months ended June 30, 2011 as compared to the six months ended June 30, 2010:

	Six Months Ended June 30,
	2011	2010
Oil sales	$1,237,793	$1,624,490
Barrels produced	13,234	21,071
Average price/bbl	$93.53	$77.10

Gas sales	$2,843,353	$4,471,894
Mcf produced	503,699	791,430
Average price/mcf	$5.64	$5.65

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $2,015,238, a 33.1 % decrease, for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.

Of this decrease, $733,005 and $1,624,226 were due to decreases in the volumes of oil and gas sold, respectively. The volumes sold decreased by 7,837 bbls and 287,731 mcf for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. The decreases in volumes of oil and gas sold were primarily due to normal declines in production.

Also included in this decrease was $4,315 was due to a decrease in the average price of gas sold. The average price fell to $5.64 from $5.65 per mcf for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.

Those decreases were partially offset by an increase in revenue of $346,308 due to an increase in the average price of oil sold to $93.53 from $77.10 per bbl for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.

Lease operations. Lease operating expense during the six month period ended June 30, 2011 decreased to $501,930 from $621,923 for the six months ended June 30, 2010 due to fewer well repairs and workovers in the six month period ended June 30, 2011.

Production taxes. Production taxes during the six month period ended June 30, 2011 decreased to $189,486 from $285,554 for the six month period ended June 30, 2010 due to lower overall oil and gas revenue.

Administrative and general expense. Administrative and general expense for the six month period ended June 30, 2011 decreased to $173,866 from $263,224 for the six month period ended June 30, 2010 due to decreased administrative expenses allocable to the Partnership and lower general expenses for reporting costs.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the six month period ended June 30, 2011 decreased to $761,678 from $1,086,683 for the six month period ended June 30, 2010 due to the decreased production volumes for the six month period ended June 30, 2011.

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

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the six months ended June 30, 2011, a 10% change in the price received for natural gas production would have had an approximate $284,000 impact on revenue.

3.	Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.	Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2010 annual report on internal control over financial reporting, and for the quarter ended June 30, 2011, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

101

The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Changes in Partners’ Capital and (v) related notes.

(b)	Reports on Form 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 07-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date:               August 15, 2011

By:	/s/ Alan Clark
Alan Clark, Treasurer and Controller

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Changes in Partners’ Capital and (v) related notes.