Form 10-Q
period 2011-09-30
Mewbourne Energy Partners 07-A, L.P.
filed 2011-11-14
CIK 1353748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

MEWBOURNE ENERGY PARTNERS 07-A, L.P.

INDEX

		Page No.

Part 1 - Financial Information

Item 1.	Financial Statements

	Condensed Balance Sheets - September 30, 2011 (Unaudited) and December 31, 2010	3

	Condensed Statements of Operations (Unaudited) - For the three months ended September 30, 2011 and 2010 and the nine months ended September 30, 2011 and 2010	4

	Condensed Statements of Cash Flows (Unaudited) - For the nine months ended September 30, 2011 and 2010	5

	Condensed Statement of Changes In Partners’ Capital (Unaudited) - For the nine months ended September 30, 2011	6

	Notes to Condensed Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	12

Item 4.	Disclosure Controls and Procedures	12

Part II - Other Information

Item 1.	Legal Proceedings	13

Item 6.	Exhibits and Reports on Form 8-K	13

MEWBOURNE ENERGY PARTNERS 07-A, L.P.

Part I - Financial Information

Item 1. Financial Statements

CONDENSED BALANCE SHEETS

September 30, 2011 and December 31, 2010

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS

Cash	$13,625	$3,890
Accounts receivable, affiliate	1,146,646	1,376,777
Prepaid state taxes	17,630	7,500

Total current assets	1,177,901	1,388,167

Oil and gas properties at cost, full-cost method	66,105,447	66,048,902
Less accumulated depreciation, depletion and amortization	(47,213,777)	(46,103,085)

Net oil and gas properties at cost, full-cost method	18,891,670	19,945,817

Total assets	$20,069,571	$21,333,984

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$177,768	$408,731

Total current liabilities	177,768	408,731

Asset retirement obligation	424,702	404,165

Partners’ capital	19,467,101	20,521,088

Total liabilities and partners’ capital	$20,069,571	$21,333,984

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 07-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

For the three months ended September 30, 2011 and 2010 and

the nine months ended September 30, 2011 and 2010

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues and other income:
Oil sales	$462,204	$654,427	$1,699,997	$2,278,917
Gas sales	1,262,471	1,563,668	4,105,824	6,035,562
Interest income	—	—	4,478	310

Total revenues and other income	1,724,675	2,218,095	5,810,299	8,314,789

Expenses:
Lease operating expense	231,040	252,733	732,969	874,656
Production taxes	93,985	132,616	283,471	418,170
Administrative and general expense	82,732	113,163	256,598	376,387
Depreciation, depletion, and amortization	349,014	461,665	1,110,692	1,548,348
Asset retirement obligation accretion	6,956	6,484	20,805	19,432

Total expenses	763,727	966,661	2,404,535	3,236,993

Net income	$960,948	$1,251,434	$3,405,764	$5,077,796

Basic and diluted net income per partner interest (14,000 interests outstanding)	$68.64	$89.39	$243.27	$362.70

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 07-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2011 and 2010

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$3,405,764	$5,077,796
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	1,110,692	1,548,348
Asset retirement obligation accretion	20,805	19,432
Changes in operating assets and liabilities:
Accounts receivable, affiliate	230,131	672,569
Prepaid state taxes	(10,130)	(5,000)
Accounts payable, affiliate	(230,963)	71,037

Net cash provided by operating activities	4,526,299	7,384,182

Cash flows from investing activities:
Purchase and development of oil and gas properties	(56,813)	(508,850)

Net cash used in investing activities	(56,813)	(508,850)

Cash flows from financing activities:
Cash distributions to partners	(4,459,751)	(7,134,785)

Net cash used in financing activities	(4,459,751)	(7,134,785)

Net increase (decrease) in cash and cash equivalents	9,735	(259,453)

Cash and cash equivalents, beginning of period	3,890	282,559

Cash, end of period	$13,625	$23,106

Supplemental Cash Flow Information:
Non-cash changes to oil & gas properties related to asset retirement obligation liabilities	$(268)	$4,005

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 07-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the nine months ended September 30, 2011

(Unaudited)

Total
Balance at December 31, 2010	$20,521,088

Cash distributions	(4,459,751)

Net income	3,405,764

Balance at September 30, 2011	$19,467,101

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

3. Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At September 30, 2011 and 2010, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There were no cost ceiling write-downs for the three or nine months ended September 30, 2011 or 2010.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the nine months ended September 30, 2011 and the year ended December 31, 2010 is as follows:

	September 30, 2011	December 31, 2010
Balance, beginning of period	$404,165	$374,238
Liabilities incurred	—	4,141
Liabilities reduced due to revisions	(268)	(136)
Accretion expense	20,805	25,922

Balance, end of period	$424,702	$404,165

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $1,000,133 at September 30, 2011.

During the nine months ended September 30, 2011, the Partnership made cash distributions to the investor partners in the amount of $4,459,751 as compared to $7,134,785 for the nine months ended September 30, 2010. The Partnership expects that cash distributions will continue during 2011 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

For the three months ended September 30, 2011 as compared to the three months ended September 30, 2010:

	Three Months Ended September 30,
	2011	2010
Oil sales	$462,204	$654,427
Barrels produced	5,369	9,222
Average price/bbl	$86.09	$70.96

Gas sales	$1,262,471	$1,563,668
Mcf produced	227,406	333,974
Average price/mcf	$5.55	$4.68

Oil and gas revenues.    As shown in the above table, total oil and gas sales decreased by $493,420, a 22.2% decline, for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.

Of this decline, $331,695 and $591,625 were due to decreases in the volumes of oil and gas sold, respectively. The volumes sold decreased by 3,853 barrels (bbls) and 106,568 thousand cubic feet (mcf) for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. The decreases in volumes of oil and gas sold were primarily due to normal declines in production, in which some wells were substantial.

These declines were partially offset by increases of $139,472 and $290,428 due to increases in the average prices of oil and gas sold, respectively. Average prices rose to $86.09 from $70.96 per bbl and to $5.55 from $4.68 per mcf for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.

Lease operations.    Lease operating expense during the three month period ended September 30, 2011 decreased to $231,040 from $252,733 for the three months ended September 30, 2010 due to fewer well repairs and workovers.

Production taxes.    Production taxes during the three month period ended September 30, 2011 decreased to $93,985 from $132,616 for the three month period ended September 30, 2010 due to lower overall oil and gas revenue.

Administrative and general expense.    Administrative and general expense for the three month period ended September 30, 2011 decreased to $82,732 from $113,163 for the three month period ended September 30, 2010 due to decreased administrative expenses allocable to the Partnership and lower general expenses for reporting costs.

Depreciation, depletion and amortization.    Depreciation, depletion and amortization for the three month period ended September 30, 2011 decreased to $349,014 from $461,665 for the three month period ended September 30, 2010 due to the decreased production volumes for the three month period ended September 30, 2011.

Results of Operations

For the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010:

	Nine Months Ended September 30,
	2011	2010
Oil sales	$1,699,997	$2,278,917
Barrels produced	18,603	30,293
Average price/bbl	$91.38	$75.23

Gas sales	$4,105,824	$6,035,562
Mcf produced	731,105	1,125,404
Average price/mcf	$5.62	$5.36

Oil and gas revenues.    As shown in the above table, total oil and gas sales decreased by $2,508,658, a 30.2% decline, for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.

Of this decline, $1,068,267 and $2,214,350 were due to decreases in the volumes of oil and gas sold, respectively. The volumes sold decreased by 11,690 bbls and 394,299 mcf for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. The decreases in volumes of oil and gas sold were primarily due to normal declines in production, which in some wells were substantial.

Those declines were partially offset by increases in revenue of $489,347 and $284,612 due to increases in the average prices of oil and gas sold, respectively. Average prices rose to $91.38 from $75.23 per bbl and to $5.62 from $5.36 per mcf for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.

Lease operations.    Lease operating expense during the nine month period ended September 30, 2011 decreased to $732,969 from $874,656 for the nine months ended September 30, 2010 due to fewer well repairs and workovers in the nine month period ended September 30, 2011.

Production taxes.    Production taxes during the nine month period ended September 30, 2011 decreased to $283,471 from $418,170 for the nine month period ended September 30, 2010 due to lower overall oil and gas revenue.

Administrative and general expense.    Administrative and general expense for the nine month period ended September 30, 2011 decreased to $256,598 from $376,387 for the nine month period ended September 30, 2010 due to decreased administrative expenses allocable to the Partnership and lower general expenses for reporting costs.

Depreciation, depletion and amortization.    Depreciation, depletion and amortization for the nine month period ended September 30, 2011 decreased to $1,110,692 from $1,548,348 for the nine month period ended September 30, 2010 due to the decreased production volumes for the nine month period ended September 30, 2011.

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

2. Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the nine months ended September 30, 2011, a 10% change in the price received for oil and gas production would have had an approximate $581,000 impact on revenue.

3. Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4. Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2010 annual report on internal control over financial reporting, and for the quarter ended September 30, 2011, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

From time to time, the Registrant may be a party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, the Partnership does not expect these matters to have a material effect on its financial position or results of operations.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith.

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Changes in Partners’ Capital and (v) related notes.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 07-A, L.P.

	By:	Mewbourne Development Corporation
Managing General Partner
Date: November 14, 2011

	By:	/s/ Alan Clark
Alan Clark, Treasurer and Controller

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Changes in Partners’ Capital and (v) related notes.