Form 10-Q
period 2013-06-30
Mewbourne Energy Partners 07-A, L.P.
filed 2013-08-14
CIK 1353748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

MEWBOURNE ENERGY PARTNERS 07-A, L.P.

INDEX

Part 1 - Financial Information	Page No.

Item 1. Financial Statements

Condensed Balance Sheets -
June 30, 2013 (Unaudited) and December 31, 2012	3

Condensed Statements of Operations (Unaudited) -
For the three months ended June 30, 2013 and 2012
and the six months months ended June 30, 2013 and 2012	4

Condensed Statement of Changes In Partners' Capital (Unaudited) -
For the six months ended June 30, 2013	5

Condensed Statements of Cash Flows (Unaudited) -
For the six months ended June 30, 2013 and 2012	6

Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures about Market Risk	12

Item 4. Disclosure Controls and Procedures	12

Part II - Other Information

Item 1. Legal Proceedings	13

Item 6. Exhibits and Reports on Form 8-K	13

MEWBOURNE ENERGY PARTNERS 07-A, L.P.

Part I - Financial Information

Item 1. Financial Statements
CONDENSED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS

Cash	$4,558	$2,287
Accounts receivable, affiliate	828,356	704,719
Prepaid state taxes	11,387	7,500
Total current assets	844,301	714,506

Oil and gas properties at cost, full-cost method	66,102,210	66,116,318
Less accumulated depreciation, depletion,
amortization and impairment	(51,877,452)	(51,395,215)
	14,224,758	14,721,103

Total assets	$15,069,059	$15,435,609

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, affiliate	$123,324	$240,889
Total current liabilities	123,324	240,889

Asset retirement obligation	478,204	459,898

Partners' capital	14,467,531	14,734,822

Total liabilities and partners' capital	$15,069,059	$15,435,609

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 07-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:
Oil sales	$498,957	$488,980	$776,203	$1,008,286
Gas sales	782,492	685,568	1,446,021	1,450,343
Interest income	12	-	12	-
Total revenues	1,281,461	1,174,548	2,222,236	2,458,629

Expenses:
Lease operating expense	208,014	214,588	465,183	463,979
Production taxes	67,541	61,794	114,925	133,337
Administrative and general expense	53,393	66,006	105,997	128,830
Depreciation, depletion, and amortization	249,396	363,366	482,237	682,111
Asset retirement obligation accretion	7,944	7,403	15,890	14,806
Total expenses	586,288	713,157	1,184,232	1,423,063

Net income	$695,173	$461,391	$1,038,004	$1,035,566

Basic and diluted net income per
partner interest
(14,000 interests outstanding)	$49.66	$32.96	$74.14	$73.97

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 07-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
For the six months ended June 30, 2013
(Unaudited)

Partners' Capital

Balance at December 31, 2012	$14,734,822

Cash distributions	(1,305,295)

Net income	1,038,004

Balance at June 30, 2013	$14,467,531

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 07-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net income	$1,038,004	$1,035,566
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion, and amortization	482,237	682,111
Asset retirement obligation accretion	15,890	14,806
Changes in operating assets and liabilities:
Accounts receivable, affiliate	(123,637)	244,227
Prepaid state taxes	(3,887)	10,254
Accounts payable, affiliate	(117,565)	(12,707)
Net cash provided by operating activities	1,291,042	1,974,257

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	16,524	—
Purchase and development of oil and gas properties	—	(1,768)
Net cash provided by (used in) investing activities	16,524	(1,768)

Cash flows from financing activities:
Cash distributions to partners	(1,305,295)	(1,974,511)
Net cash used in financing activities	(1,305,295)	(1,974,511)

Net increase (decrease) in cash	2,271	(2,022)
Cash, beginning of period	2,287	2,594

Cash, end of period	$4,558	$572

Supplemental Cash Flow Information:
Non-cash changes to net oil & gas properties related to
asset retirement obligation liabilities	$2,416	$(1,206)

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

3.           Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities.  Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized.  Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At June 30, 2013 and 2012, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool.  Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves.  Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There were no cost ceiling write-downs for the six months ended June 30, 2013 or 2012.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the six months ended June 30, 2013 and the year ended December 31, 2012 is as follows:

	June 30,	December 31,
	2013	2012
Balance, beginning of period	$459,898	$431,661
Liabilities incurred	2,497	9
Liabilities reduced due to revisions	(81)	(1,372)
Accretion expense	15,890	29,600
Balance, end of period	$478,204	$459,898

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities.  No bank borrowing is anticipated.  The Partnership had net working capital of $720,977 at June 30, 2013.

During the six months ended June 30, 2013, the Partnership made cash distributions to the investor partners in the amount of $1,305,295 as compared to $1,974,511 for the six months ended June 30, 2012.  The Partnership expects that cash distributions will continue during 2013 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

For the three months ended June 30, 2013 as compared to the three months ended June 30, 2012:

	Three Months Ended June 30,
	2013	2012
Oil sales	$498,957	$488,980
Barrels produced	5,230	5,633
Average price/bbl	$95.40	$86.81

Gas sales	$782,492	$685,568
Mcf produced	162,826	211,524
Average price/mcf	$4.81	$3.24

Oil and gas revenues.  As shown in the above table, total oil and gas sales increased by $106,901, a 9.1% rise, for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.

Of this increase, $48,424 and $330,952 were due to a rise in the average prices of oil and gas sold, respectively. The average price increased to $95.40 from $86.81 per barrel (bbl) and to $4.81 from $3.24 per thousand cubic feet (mcf) for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.

Partially offsetting the overall increased revenue were $38,447 and $234,028 due to decreases in the volume of oil and gas sold, respectively. The volume fell by 403 bbls and 48,698 mcf in the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.

Lease operations.  Lease operating expense during the three month period ended June 30, 2013 decreased to $208,014 from $214,588 for the three months ended June 30, 2012 due to fewer well repairs and workovers.

Production taxes.  Production taxes during the three month period ended June 30, 2013 increased to $67,541 from $61,794 for the three month period ended June 30, 2012 due to higher overall oil and gas revenue.

Administrative and general expense.  Administrative and general expense for the three month period ended June 30, 2013 decreased to $53,393 from $66,006 for the three month period ended June 30, 2012 due to lower general expense for reporting and legal costs.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization for the three month period ended June 30, 2013 decreased to $249,396 from $363,366 for the three month period ended June 30, 2012 due to decreased production volumes for the three month period ended June 30, 2013.

Results of Operations

For the six months ended June 30, 2013 as compared to the six months ended June 30, 2012:

	Six Months Ended June 30,
	2013	2012
Oil sales	$776,203	$1,008,286
Barrels produced	8,507	10,860
Average price/bbl	$91.24	$92.84

Gas sales	$1,446,021	$1,450,343
Mcf produced	319,707	408,623
Average price/mcf	$4.52	$3.55

Oil and gas revenues.  As shown in the above table, total oil and gas sales decreased by $236,405, a 9.6% decline, for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

Of this decrease, revenues declined by $214,694 and $402,163 from decreases in the volumes of oil and gas sold, respectively. Volumes fell by 2,353 barrels (bbls) and 88,916 thousand cubic feet (mcf) for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

Also contributing to the decrease was $17,389 due to a decline in the average price of oil sold. The average price fell to $91.24 from $92.84 per bbl for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

These decreases were partially offset by an increase of $397,841 from a rise in the average price of gas sold. The average price rose to $4.52 from $3.55 for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

Production taxes.  Production taxes during the six month period ended June 30, 2013 decreased to $114,925 from $133,337 for the six month period ended June 30, 2012 due to lower oil revenue.

Administrative and general expense.  Administrative and general expense decreased to $105,997 for the six month period ended June 30, 2013 from $128,830 for the six month period ended June 30, 2012 due to decreased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization for the six month period ended June 30, 2013 decreased to $482,237 from $682,111 for the six month period ended June 30, 2012 due to decreased production volumes for the six month period ended June 30, 2013.

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

2.    Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes.  The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the six months ended June 30, 2013, a 10% change in the price received for oil and gas production would have had an approximate $222,000 impact on revenue.

3.    Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.           Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition.  MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management.  Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2012 annual report on internal control over financial reporting, and for the quarter ended June 30, 2013, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

101
The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Changes in Partners’ Capital and (v) related notes.

(b)	Reports on Form 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 07-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner
Date:   August 14, 2013
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

101
The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Changes in Partners’ Capital and (v) related notes.