Form 10-Q
period 2013-09-30
Mewbourne Energy Partners 07-A, L.P.
filed 2013-11-14
CIK 1353748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ____________

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

Large accelerated filer ☐		Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

MEWBOURNE ENERGY PARTNERS 07-A, L.P.

INDEX

Part 1 - Financial Information	Page No.

Item 1. Financial Statements

Condensed Balance Sheets -
September 30, 2013 (Unaudited) and December 31, 2012	3

Condensed Statements of Operations (Unaudited) -
For the three months ended September 30, 2013 and 2012
and the nine months months ended September 30, 2013 and 2012	4

Condensed Statement of Changes In Partners' Capital (Unaudited) -
For the nine months ended September 30, 2013	5

Condensed Statements of Cash Flows (Unaudited) -
For the nine months ended September 30, 2013 and 2012	6

Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures about Market Risk	12

Item 4. Disclosure Controls and Procedures	12

Part II - Other Information

Item 1. Legal Proceedings	13

Item 6. Exhibits and Reports on Form 8-K	13

MEWBOURNE ENERGY PARTNERS 07-A, L.P.

Part I - Financial Information

Item 1.  Financial Statements

CONDENSED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS

Cash	$3,421	$2,287
Accounts receivable, affiliate	946,233	704,719
Prepaid state taxes	12,774	7,500
Total current assets	962,428	714,506

Oil and gas properties at cost, full-cost method	66,141,712	66,116,318
Less accumulated depreciation, depletion,
amortization and impairment	(52,135,148)	(51,395,215)
	14,006,564	14,721,103
Total assets	$14,968,992	$15,435,609

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, affiliate	$167,558	$240,889
Total current liabilities	167,558	240,889

Asset retirement obligation	490,663	459,898

Partners' capital	14,310,771	14,734,822

Total liabilities and partners' capital	$14,968,992	$15,435,609

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 07-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues:
Oil sales	$712,391	$409,570	$1,488,594	$1,417,856
Gas sales	718,685	689,778	2,164,706	2,140,121
Interest income	—	—	12	—
Total revenues	1,431,076	1,099,348	3,653,312	3,557,977

Expenses:
Lease operating expense	234,913	198,746	700,096	662,725
Production taxes	81,105	55,289	196,030	188,626
Administrative and general expense	51,112	50,425	157,109	179,255
Depreciation, depletion, and amortization	257,696	348,318	739,933	1,030,429
Cost ceiling write-down	—	934,325	—	934,325
Asset retirement obligation accretion	7,936	7,403	23,826	22,209
Total expenses	632,762	1,594,506	1,816,994	3,017,569

Net income (loss)	$798,314	$(495,158)	$1,836,318	$540,408

Basic and diluted net income (loss) per
partner interest
(14,000 interests outstanding)	$57.02	$(35.37)	$131.17	$38.60

The accompanying notes are an integral part of the financial statements.

4

MEWBOURNE ENERGY PARTNERS 07-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS' CAPITAL

For the nine months ended September 30, 2013

(Unaudited)

Total
Balance at December 31, 2012	$14,734,822

Cash distributions	(2,260,369)

Net income	1,836,318

Balance at September 30, 2013	$14,310,771

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 07-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net income	$1,836,318	$540,408
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion, and amortization	739,933	1,030,429
Cost ceiling write-down	—	934,325
Asset retirement obligation accretion	23,826	22,209
Changes in operating assets and liabilities:
Accounts receivable, affiliate	(241,514)	268,669
Prepaid state taxes	(5,274)	8,081
Accounts payable, affiliate	(73,331)	(33,101)
Net cash provided by operating activities	2,279,958	2,771,020

Cash flows from investing activities:
Purchase and development of oil and gas properties	(18,455)	(19,984)
Net cash used in investing activities	(18,455)	(19,984)

Cash flows from financing activities:
Cash distributions to partners	(2,260,369)	(2,674,511)
Net cash used in financing activities	(2,260,369)	(2,674,511)

Net increase in cash	1,134	76,525
Cash, beginning of period	2,287	2,594

Cash, end of period	$3,421	$79,119

Supplemental Cash Flow Information:
Non-cash changes to net oil & gas properties related to
asset retirement obligation liabilities	$6,939	$(1,206)

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

3. Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At September 30, 2013 and 2012, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There was a cost ceiling write-down of $934,325 at September 30, 2012 due to lower average oil and gas prices for the preceding twelve months. There were no cost ceiling write-downs during the nine months ended September 30, 2013.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the nine months ended September 30, 2013 and the year ended December 31, 2012 is as follows:

	September 30,	December 31,
	2013	2012
Balance, beginning of period	$459,898	$431,661
Liabilities incurred	7,882	9
Liabilities reduced due to settlements	(943)	(1,372)
Accretion expense	23,826	29,600
Balance, end of period	$490,663	$459,898

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $794,870 at September 30, 2013.

During the nine months ended September 30, 2013, the Partnership made cash distributions to the investor partners in the amount of $2,260,369 as compared to $2,674,511 for the nine months ended September 30, 2012. The Partnership expects that cash distributions will continue during 2013 as additional oil and gas revenues are sufficient to produce cash flows from operations. Since inception, the Partnership has made distributions of $56,364,225, inclusive of state tax payments.

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

Results of Operations

For the three months ended September 30, 2013 as compared to the three months ended September 30, 2012:

	Three Months Ended September 30,
	2013	2012
Oil sales	$712,391	$409,570
Barrels produced	7,141	4,668
Average price/bbl	$99.76	$87.74

Gas sales	$718,685	$689,778
Mcf produced	160,663	198,459
Average price/mcf	$4.47	$3.48

Oil and gas revenues. As shown in the above table, total oil and gas sales increased by $331,728, a 30.2% rise, for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012.

Of this increase, $56,113 and $197,978 were due rises in the average prices of oil and gas sold, respectively. The average price increased to $99.76 from $87.74 per barrel (bbl) and to $4.47 from $3.48 per thousand cubic feet (mcf) for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012.

Also contributing to the increase was $246,708 due to a rise in the volume of oil sold. The volume rose by 2,473 bbls for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012.

These increases were partially offset by a decrease of $169,071 from a decline in the volume of gas sold. The volume fell by 37,796 mcf for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012.

Lease operations. Lease operating expense during the three month period ended September 30, 2013 increased to $234,913 from $198,746 for the three months ended September 30, 2012 due to more well repairs and workovers.

Production taxes. Production taxes during the three month period ended September 30, 2013 increased to $81,105 from $55,289 for the three month period ended September 30, 2012 due to higher overall oil and gas revenue.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended September 30, 2013 decreased to $257,696 from $348,318 for the three month period ended September 30, 2012. This was due to the net decrease in oil and gas production.

Cost ceiling write-down. There was a cost ceiling write-down of $934,325 at September 30, 2012 due to lower average oil and gas prices for the preceding twelve months. There was no cost ceiling write-down at September 30, 2013.

Results of Operations

For the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012:

	Nine Months Ended September 30,
	2013	2012
Oil sales	$1,488,594	$1,417,856
Barrels produced	15,648	15,528
Average price/bbl	$95.13	$91.31

Gas sales	$2,164,706	$2,140,121
Mcf produced	480,370	607,082
Average price/mcf	$4.51	$3.53

Oil and gas revenues. As shown in the above table, total oil and gas sales increased by $95,323, a 2.7% rise, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012.

Of this increase, $59,322 and $595,591 were due to rises in the average prices of oil and gas sold, respectively. The average price increased to $95.13 from $91.31 per barrel (bbl) and to $4.51 from $3.53 per thousand cubic feet (mcf) for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012.

Also contributing to the increase was $11,416 due to a rise in the volume of oil sold. The volume rose by 120 bbls for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012.

These increases were partially offset by a decrease of $571,006 from a decline in the volume of gas sold. The volume fell by 126,712 mcf for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012.

Lease operations. Lease operating expense during the nine month period ended September 30, 2013 increased to $700,096 from $662,725 for the nine months ended September 30, 2012 due to more well repairs and workovers.

Production taxes. Production taxes during the nine month period ended September 30, 2013 increased to $196,030 from $188,626 for the nine month period ended September 30, 2012 due to higher oil and gas revenues.

Administrative and general expense. Administrative and general expense decreased to $157,109 for the nine month period ended September 30, 2013 from $179,255 for the nine month period ended September 30, 2012 due to lower general expense for reporting and legal costs.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the nine month period ended September 30, 2013 decreased to $739,933 from $1,030,429 for the nine month period ended September 30, 2012. This was due to the net decrease in oil and gas production.

Cost ceiling write-down. There was a cost ceiling write-down of $934,325 at September 30, 2012 due to lower average oil and gas prices for the preceding twelve months. There were no cost ceiling write-downs during the nine months ended September 30, 2013.

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

2. Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes.  The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the nine months ended September 30, 2013, a 10% change in the price received for oil and gas production would have had an approximate $365,000 impact on revenue.

3. Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4. Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2012 annual report on internal control over financial reporting, and for the quarter ended September 30, 2013, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

From time to time, the Registrant may be a party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, the Partnership does not expect these matters to have a material effect on its financial position or results of operations.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith.

	31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	101	The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Changes in Partners’ Capital and (v) related notes.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 07-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date:	November 14, 2013

		By:	/s/ Alan Clark
Alan Clark, Treasurer and Controller

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Changes in Partners’ Capital and (v) related notes.

