Form 10-Q
period 2014-06-30
Mewbourne Energy Partners 07-A, L.P.
filed 2014-08-14
CIK 1353748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes ☐  No ☒

MEWBOURNE ENERGY PARTNERS 07-A, L.P.

INDEX

Part 1 - Financial Information	Page No.

Item 1. Financial Statements

Condensed Balance Sheets -
June 30, 2014 (Unaudited) and December 31, 2013	3

Condensed Statements of Operations (Unaudited) -
For the three months ended June 30, 2014 and 2013
and the six months ended June 30, 2014 and 2013	4

Condensed Statement of Changes In Partners' Capital (Unaudited) -
For the six months ended June 30, 2014	5

Condensed Statements of Cash Flows (Unaudited) -
For the six months ended June 30, 2014 and 2013	6

Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures about Market Risk	12

Item 4. Disclosure Controls and Procedures	12

Part II - Other Information

Item 1. Legal Proceedings	13

Item 6. Exhibits and Reports on Form 8-K	13

MEWBOURNE ENERGY PARTNERS 07-A, L.P.

Part I - Financial Information

Item 1.  Financial Statements

CONDENSED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS

Cash	$4,093	$323
Accounts receivable, affiliate	788,417	833,247
Prepaid state taxes	6,934	4,161
Total current assets	799,444	837,731

Oil and gas properties at cost, full-cost method	66,156,220	66,148,331
Less accumulated depreciation, depletion,
amortization and impairment	(52,799,811)	(52,374,770)
	13,356,409	13,773,561

Total assets	$14,155,853	$14,611,292

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, affiliate	$139,229	$197,519
Total current liabilities	139,229	197,519

Asset retirement obligation	517,578	500,468

Partners' capital	13,499,046	13,913,305

Total liabilities and partners' capital	$14,155,853	$14,611,292

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 07-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues and other income:
Oil sales	$463,841	$498,957	$832,277	$776,203
Gas sales	798,922	782,492	1,659,717	1,446,021
Interest income	16	12	16	12
Total revenues and other income	1,262,779	1,281,461	2,492,010	2,222,236

Expenses:
Lease operating expense	213,276	208,014	446,552	465,183
Production taxes	69,232	67,541	137,891	114,925
Administrative and general expense	71,476	53,393	117,868	105,997
Depreciation, depletion, and amortization	235,252	249,396	425,041	482,237
Asset retirement obligation accretion	8,555	7,944	17,110	15,890
Total expenses	597,791	586,288	1,144,462	1,184,232

Net income	$664,988	$695,173	$1,347,548	$1,038,004

Basic and diluted net income per
partner interest
(14,000 interests outstanding)	$47.50	$49.66	$96.25	$74.14

The accompanying notes are an integral part of the financial statements.

4

MEWBOURNE ENERGY PARTNERS 07-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the six months ended June 30, 2014

 (Unaudited)

Total

Balance at December 31, 2013	$13,913,305

Cash distributions	(1,761,807)

Net income	1,347,548

Balance at June 30, 2014	$13,499,046

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 07-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net income	$1,347,548	$1,038,004
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion, and amortization	425,041	482,237
Asset retirement obligation accretion	17,110	15,890
Changes in operating assets and liabilities:
Accounts receivable, affiliate	44,830	(123,637)
Prepaid state taxes	(2,773)	(3,887)
Accounts payable, affiliate	(58,290)	(117,565)
Net cash provided by operating activities	1,773,466	1,291,042
Cash flows from investing activities:
Proceeds from sale of oil and gas properties	—	16,524
Purchase and development of oil and gas properties	(7,889)	—
Net cash provided by (used in) investing activities	(7,889)	16,524
Cash flows from financing activities:
Cash distributions to partners	(1,761,807)	(1,305,295)
Net cash used in financing activities	(1,761,807)	(1,305,295)
Net increase in cash	3,770	2,271
Cash, beginning of period	323	2,287
Cash, end of period	$4,093	$4,558
Supplemental Cash Flow Information:
Non-cash changes to net oil & gas properties related to
asset retirement obligation liabilities	$—	$2,416

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

3.    Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At June 30, 2014 and 2013, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There were no cost ceiling write-downs during the six months ended June 30, 2014 or 2013.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the six months ended June 30, 2014 and the year ended December 31, 2013 is as follows:

	June 30,	December 31,
	2014	2013
Balance, beginning of period	$500,468	$459,898
Liabilities incurred	—	9,729
Liabilities reduced due to settlements	—	(960)
Accretion expense	17,110	31,801
Balance, end of period	$517,578	$500,468

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $660,215 at June 30, 2014.

During the six months ended June 30, 2014, the Partnership made cash distributions to the investor partners in the amount of $1,761,807 as compared to $1,305,295 for the six months ended June 30, 2013. The Partnership expects that cash distributions will continue during 2014 as additional oil and gas revenues are sufficient to produce cash flows from operations. Since inception, the Partnership has made distributions of $58,996,032, inclusive of state tax payments.

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

Results of Operations

For the three months ended June 30, 2014 as compared to the three months ended June 30, 2013:

	Three Months Ended June 30,
	2014	2013
Oil sales	$463,841	$498,957
Barrels produced	4,827	5,230
Average price/bbl	$96.09	$95.40

Gas sales	$798,922	$782,492
Mcf produced	153,345	162,826
Average price/mcf	$5.21	$4.81

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $18,686, a 1.5% decline, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.

Of this decrease, $38,725 and $49,396 were due to declines in the volumes of oil and gas sold, respectively. The volumes fell by 403 barrels (bbls) and 9,481 thousand cubic feet (mcf) for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.

These decreases were partially offset by increases of $3,609 and $65,826 due to inclines in the average prices of oil and gas sold, respectively. The average price increased to $96.09 from $95.40 per bbl and to $5.21 from $4.81 per mcf for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.

Lease operations. Lease operating expense during the three month period ended June 30, 2014 increased to $213,276 from $208,014 for the three months ended June 30, 2013.

Administrative and general expense. Administrative and general expense for the three month period ended June 30, 2014 increased to $71,476 from $53,393 for the three month period ended June 30, 2013 due to increased administrative expenses allocable to the Partnership and higher general expense for reporting and legal costs.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended June 30, 2014 decreased to $235,252 from $249,396 for the three month period ended June 30, 2013. This was due to the net decrease in oil and gas production.

Results of Operations

For the six months ended June 30, 2014 as compared to the six months ended June 30, 2013:

	Six Months Ended June 30,
	2014	2013
Oil sales	$832,277	$776,203
Barrels produced	8,788	8,507
Average price/bbl	$94.71	$91.24

Gas sales	$1,659,717	$1,446,021
Mcf produced	281,558	319,707
Average price/mcf	$5.89	$4.52

Oil and gas revenues. As shown in the above table, total oil and gas sales increased by $269,770, a 12.1% increase, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.

Of this increase, $29,462 and $438,575 were due to inclines in the average prices of oil and gas sold, respectively. The average price increased to $94.71 from $91.24 per barrel (bbl) and to $5.89 from $4.52 per thousand cubic feet (mcf) for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.

Also contributing to the increase was $26,612 due to an incline in the volume of oil sold. The volume rose by 281 bbls for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.

These increases were partially offset by a decrease of $224,879 from a decline in the volume of gas sold. The volume fell by 38,149 mcf for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.

Lease operations. Lease operating expense during the six month period ended June 30, 2014 decreased to $446,552 from $465,183 for the six months ended June 30, 2013 due to fewer well repairs and workovers.

Production taxes. Production taxes during the six month period ended June 30, 2014 increased to $137,891 from $114,925 for the six month period ended June 30, 2013 due to higher overall oil and gas revenue.

Administrative and general expense. Administrative and general expense for the six month period ended June 30, 2014 increased to $117,868 from $105,997 for the six month period ended June 30, 2013 due to increased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the six month period ended June 30, 2014 decreased to $425,041 from $482,237 for the six month period ended June 30, 2013. This was due to the net decrease in oil and gas production.

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

2.    Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes.  The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the six months ended June 30, 2014, a 10% change in the price received for oil and gas production would have had an approximate $249,000 impact on revenue.

3.    Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.    Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2013 annual report on internal control over financial reporting, and for the quarter ended June 30, 2014, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II – Other Information

Item 1.    Legal Proceedings

From time to time, the Registrant may be a party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, the Partnership does not expect these matters to have a material effect on its financial position or results of operations.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith.

	31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	101	The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners' Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 07-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date:	August 14, 2014

		By:	/s/ Alan Clark
Alan Clark, Treasurer and Controller

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners' Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

