Form 10-Q
period 2014-09-30
Mewbourne Energy Partners 07-A, L.P.
filed 2014-11-14
CIK 1353748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes ☐  No ☒

MEWBOURNE ENERGY PARTNERS 07-A, L.P.

INDEX

Part 1 - Financial Information	Page No.

Item 1. Financial Statements

Condensed Balance Sheets -
September 30, 2014 (Unaudited) and December 31, 2013	3

Condensed Statements of Operations (Unaudited) -
For the three months ended September 30, 2014 and 2013
and the nine months ended September 30, 2014 and 2013	4

Condensed Statement of Changes In Partners' Capital (Unaudited) -
For the nine months ended September 30, 2014	5

Condensed Statements of Cash Flows (Unaudited) -
For the nine months ended September 30, 2014 and 2013	6

Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures about Market Risk	12

Item 4. Disclosure Controls and Procedures	12

Part II - Other Information

Item 1. Legal Proceedings	13

Item 6. Exhibits and Reports on Form 8-K	13

MEWBOURNE ENERGY PARTNERS 07-A, L.P.

Part I - Financial Information

Item 1.  Financial Statements

CONDENSED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS

Cash	$89,688	$323
Accounts receivable, affiliate	716,561	833,247
Prepaid state taxes	8,321	4,161
Total current assets	814,570	837,731

Oil and gas properties at cost, full-cost method	66,155,810	66,148,331
Less accumulated depreciation, depletion,
amortization and impairment	(53,003,301)	(52,374,770)
	13,152,509	13,773,561

Total assets	$13,967,079	$14,611,292

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, affiliate	$125,110	$197,519
Total current liabilities	125,110	197,519

Asset retirement obligation	526,133	500,468

Partners' capital	13,315,836	13,913,305

Total liabilities and partners' capital	$13,967,079	$14,611,292

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 07-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues and other income:
Oil sales	$375,695	$712,391	$1,207,972	$1,488,594
Gas sales	678,889	718,685	2,338,606	2,164,706
Interest income	—	—	16	12
Total revenues and other income	1,054,584	1,431,076	3,546,594	3,653,312

Expenses:
Lease operating expense	218,547	234,913	665,099	700,096
Production taxes	59,032	81,105	196,923	196,030
Administrative and general expense	48,170	51,112	166,038	157,109
Depreciation, depletion, and amortization	203,490	257,696	628,531	739,933
Asset retirement obligation accretion	8,555	7,936	25,665	23,826
Total expenses	537,794	632,762	1,682,256	1,816,994

Net income	$516,790	$798,314	$1,864,338	$1,836,318

Basic and diluted net income per
partner interest
(14,000 interests outstanding)	$36.91	$57.02	$133.17	$131.17

The accompanying notes are an integral part of the financial statements.

4

MEWBOURNE ENERGY PARTNERS 07-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the nine months ended September 30, 2014

 (Unaudited)

Total

Balance at December 31, 2013	$13,913,305

Cash distributions	(2,461,807)

Net income	1,864,338

Balance at September 30, 2014	$13,315,836

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 07-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net income	$1,864,338	$1,836,318
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion, and amortization	628,531	739,933
Asset retirement obligation accretion	25,665	23,826
Changes in operating assets and liabilities:
Accounts receivable, affiliate	116,686	(241,514)
Prepaid state taxes	(4,160)	(5,274)
Accounts payable, affiliate	(72,409)	(73,331)
Net cash provided by operating activities	2,558,651	2,279,958

Cash flows from investing activities:
Purchase and development of oil and gas properties	(7,479)	(18,455)
Net cash used in investing activities	(7,479)	(18,455)

Cash flows from financing activities:
Cash distributions to partners	(2,461,807)	(2,260,369)
Net cash used in financing activities	(2,461,807)	(2,260,369)

Net increase in cash	89,365	1,134
Cash, beginning of period	323	2,287

Cash, end of period	$89,688	$3,421

Supplemental Cash Flow Information:
Change to net oil & gas properties related to asset retirement
obligation liabilities	$—	$6,939

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

3. Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At September 30, 2014 and 2013, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There were no cost ceiling write-downs during the nine months ended September 30, 2014 or 2013.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the nine months ended September 30, 2014 and the year ended December 31, 2013 is as follows:

	September 30,	December 31,
	2014	2013
Balance, beginning of period	$500,468	$459,898
Liabilities incurred	—	9,729
Liabilities reduced due to settlements	—	(960)
Accretion expense	25,665	31,801
Balance, end of period	$526,133	$500,468

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $689,460 at September 30, 2014.

During the nine months ended September 30, 2014, the Partnership made cash distributions to the investor partners in the amount of $2,461,807 as compared to $2,260,369 for the nine months ended September 30, 2013. The Partnership expects that cash distributions will continue during 2014 as additional oil and gas revenues are sufficient to produce cash flows from operations. Since inception, the Partnership has made distributions of $59,696,032, inclusive of state tax payments.

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

Results of Operations

For the three months ended September 30, 2014 as compared to the three months ended September 30, 2013:

	Three Months Ended September 30,
	2014	2013
Oil sales	$375,695	$712,391
Barrels produced	4,153	7,141
Average price/bbl	$90.46	$99.76

Gas sales	$678,889	$718,685
Mcf produced	137,607	160,663
Average price/mcf	$4.93	$4.47

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $376,492, a 26.3% decline, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.

Of this decline, $270,305 and $113,748 were due to decreases in the volumes of oil and gas sold, respectively. The volumes sold decreased by 2,988 barrels (bbls) and 23,056 thousand cubic feet (mcf) for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.

Also contributing to the decline in revenue was $66,391 from a decrease in the average price of oil sold. The average price fell to $90.46 from $99.76 per bbl for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.

These decreases were partially offset by an increase of $73,952 due to a rise in the average price of gas sold. The average price increased to $4.93 from $4.47 per mcf for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.

Lease operations. Lease operating expense during the three month period ended September 30, 2014 decreased to $218,547 from $234,913 for the three months ended September 30, 2013 due to fewer well repairs and workovers.

Production taxes. Production taxes during the three month period ended September 30, 2014 decreased to $59,032 from $81,105 for the three month period ended September 30, 2013 due to lower overall oil and gas revenue.

Administrative and general expense. Administrative and general expense for the three month period ended September 30, 2014 decreased to $48,170 from $51,112 for the three month period ended September 30, 2013 due to decreased administrative expenses allocable to the Partnership and lower general expense for reporting and legal costs.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended September 30, 2014 decreased to $203,490 from $257,696 for the three month period ended September 30, 2013. This was due to the overall decrease in oil and gas production.

Results of Operations

For the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013:

	Nine Months Ended September 30,
	2014	2013
Oil sales	$1,207,972	$1,488,594
Barrels produced	12,941	15,648
Average price/bbl	$93.34	$95.13

Gas sales	$2,338,606	$2,164,706
Mcf produced	419,165	480,370
Average price/mcf	$5.58	$4.51

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $106,722, a 2.9% decline, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.

Of this decline, $252,684 and $341,475 were due to decreases in the volumes of oil and gas sold, respectively. The volumes sold decreased by 2,707 barrels (bbls) and 61,205 thousand cubic feet (mcf) for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.

Also contributing to the decline in revenue was $27,938 from a decrease in the average price of oil sold. The average price fell to $93.34 from $95.13 per bbl for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.

These decreases were partially offset by an increase of $515,375 due to a rise in the average price of gas sold. The average price increased to $5.58 from $4.51 per mcf for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.

Lease operations. Lease operating expense during the nine month period ended September 30, 2014 decreased to $665,099 from $700,096 for the nine months ended September 30, 2013 due to fewer well repairs and workovers.

Administrative and general expense. Administrative and general expense for the nine month period ended September 30, 2014 increased to $166,038 from $157,109 for the nine month period ended September 30, 2013 due to increased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the nine month period ended September 30, 2014 decreased to $628,531 from $739,933 for the nine month period ended September 30, 2013. This was due to the overall decrease in oil and gas production.

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

2. Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes.  The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the nine months ended September 30, 2014, a 10% change in the price received for oil and gas production would have had an approximate $355,000 impact on revenue.

3. Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.    Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2013 annual report on internal control over financial reporting, and for the quarter ended September 30, 2014, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II – Other Information

Item 1.    Legal Proceedings

From time to time, the Registrant may be a party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, the Partnership does not expect these matters to have a material effect on its financial position or results of operations.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith.

	31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	101	The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners' Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 07-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date:	November 14, 2014

		By:	/s/ Alan Clark
Alan Clark, Treasurer and Controller

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners' Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

