Form 10-Q
period 2015-06-30
Mewbourne Energy Partners 07-A, L.P.
filed 2015-08-14
CIK 1353748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes ☐  No ☒

MEWBOURNE ENERGY PARTNERS 07-A, L.P.

INDEX

Part 1 - Financial Information	Page No.

Item 1. Financial Statements

Condensed Balance Sheets -
June 30, 2015 (Unaudited) and December 31, 2014	3

Condensed Statements of Operations (Unaudited) -
For the three months ended June 30, 2015 and 2014	4
and the six months ended June 30, 2015 and 2014

Condensed Statement of Changes In Partners' Capital (Unaudited) -
For the six months ended June 30, 2015	5

Condensed Statements of Cash Flows (Unaudited) -
For the six months ended June 30, 2015 and 2014	6

Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures about Market Risk	12

Item 4. Disclosure Controls and Procedures	12

Part II - Other Information

Item 1. Legal Proceedings	13

Item 6. Exhibits and Reports on Form 8-K	13

MEWBOURNE ENERGY PARTNERS 07-A, L.P.

Part I - Financial Information

Item 1.  Financial Statements

CONDENSED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS

Cash	$4,291	$58,387
Accounts receivable, affiliate	342,809	524,098
Prepaid state taxes	7,329	4,161
Total current assets	354,429	586,646

Oil and gas properties at cost, full-cost method	66,195,967	66,172,805
Less accumulated depreciation, depletion,
amortization and impairment	(56,750,560)	(53,218,816)
	9,445,407	12,953,989

Total assets	$9,799,836	$13,540,635

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, affiliate	$148,892	$124,820
Total current liabilities	148,892	124,820

Asset retirement obligation	553,651	534,688

Partners' capital	9,097,293	12,881,127

Total liabilities and partners' capital	$9,799,836	$13,540,635

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 07-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues and other income:
Oil sales	$204,997	$463,841	$332,998	$832,277
Gas sales	349,578	798,922	683,910	1,659,717
Interest income	—	16	—	16
Total revenues and other income	554,575	1,262,779	1,016,908	2,492,010

Expenses:
Lease operating expense	245,198	213,276	508,581	446,552
Production taxes	30,077	69,232	55,831	137,891
Administrative and general expense	40,520	71,476	76,313	117,868
Depreciation, depletion, and amortization	246,984	235,252	432,102	425,041
Cost ceiling write-down	3,099,642	—	3,099,642	—
Asset retirement obligation accretion	9,149	8,555	18,298	17,110
Total expenses	3,671,570	597,791	4,190,767	1,144,462

Net income (loss)	$(3,116,995)	$664,988	$(3,173,859)	$1,347,548

The accompanying notes are an integral part of the financial statements.

4

MEWBOURNE ENERGY PARTNERS 07-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the six months ended June 30, 2015

 (Unaudited)

Total

Balance at December 31, 2014	$12,881,127

Cash distributions	(609,975)

Net loss	(3,173,859)

Balance at June 30, 2015	$9,097,293

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 07-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(3,173,859)	$1,347,548
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation, depletion, and amortization	432,102	425,041
Cost ceiling write-down	3,099,642	—
Asset retirement obligation accretion	18,298	17,110
Changes in operating assets and liabilities:
Accounts receivable, affiliate	181,289	44,830
Prepaid state taxes	(3,168)	(2,773)
Accounts payable, affiliate	22,643	(58,290)
Net cash provided by operating activities	576,947	1,773,466

Cash flows from investing activities:
Purchase and development of oil and gas properties	(21,068)	(7,889)
Net cash used in investing activities	(21,068)	(7,889)

Cash flows from financing activities:
Cash distributions to partners	(609,975)	(1,761,807)
Net cash used in financing activities	(609,975)	(1,761,807)

Net increase (decrease) in cash	(54,096)	3,770
Cash, beginning of period	58,387	323

Cash, end of period	$4,291	$4,093

Supplemental Cash Flow Information:
Change to net oil & gas properties related to asset retirement
obligation liabilities	$665	$—

Change to property, plant and equipment related to accrual of
leaseholds	$1,429	$—

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

3. Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At June 30, 2015 and 2014, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There was a cost ceiling write-down of $3,099,642 for the three and six months ended June 30, 2015 due to lower average oil and gas prices for the twelve months preceding the write-down. Future declines in the 12-month average of oil, condensate, natural gas and NGLs prices could result in the recognition of additional ceiling impairments in 2015.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the six months ended June 30, 2015 and the year ended December 31, 2014 is as follows:

	2015	2014
Balance, beginning of period	$534,688	$500,468
Liabilities incurred	665	—
Accretion expense	18,298	34,220
Balance, end of period	$553,651	$534,688

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

The Partnership participates in oil and gas activities through the Program. The Partnership and MD are the parties to the Program, and the costs and revenues are allocated between them as follows:

	Partnership	MD (1)
Revenues:
Proceeds from disposition of depreciable and depletable properties	70%	30%
All other revenues	70%	30%
Costs and expenses:
Organization and offering costs (1)	0%	100%
Lease acquisition costs (1)	0%	100%
Tangible and intangible drilling costs (1)	100%	0%
Operating costs, reporting and legal expenses, general and
administrative expenses and all other costs	70%	30%

(1)	As noted above, pursuant to the Program, MD must contribute 100% of organization and offering costs and lease acquisition costs which should approximate 20% of total capital costs. To the extent that organization and offering costs and lease acquisition costs are less than 20% of total capital costs, MD is responsible for tangible drilling costs until its share of the Program's total capital costs reaches approximately 20%. The Partnership's financial statements reflect its respective proportionate interest in the Program.

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $205,537 at June 30, 2015.

During the six months ended June 30, 2015, the Partnership made cash distributions to the investor partners in the amount of $609,975 as compared to $1,761,807 for the six months ended June 30, 2014. The Partnership expects that cash distributions will continue during 2015 as additional oil and gas revenues are sufficient to produce cash flows from operations. Since inception, the Partnership has made distributions of $60,961,625, inclusive of state tax payments.

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

Results of Operations

For the three months ended June 30, 2015 as compared to the three months ended June 30, 2014:

	Three Months Ended June 30,
	2015	2014
Oil sales	$204,997	$463,841
Barrels produced	4,066	4,827
Average price/bbl	$50.42	$96.09

Gas sales	$349,578	$798,922
Mcf produced	133,652	153,345
Average price/mcf	$2.62	$5.21

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $708,188, a 56.1% decline, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014.

Of this decline, $220,476 and $397,835 were due to decreases in the average prices of oil and gas sold, respectively. The average price fell to $50.42 from $96.09 per barrel (bbl) and to $2.62 from $5.21 per thousand cubic feet (mcf) for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014.

Also contributing to the decline in sales were $38,368 and $51,509 due to lower volumes of oil and gas sold, respectively, by 761 bbls and 19,693 mcf.

Lease operations. Lease operating expense during the three month period ended June 30, 2015 increased to $245,198 from $213,276 for the three months ended June 30, 2014 due to more well repairs and workovers.

Production taxes. Production taxes during the three month period ended June 30, 2015 decreased to $30,077 from $69,232 for the three month period ended June 30, 2014 due to lower overall oil and gas revenue.

Administrative and general expense. Administrative and general expense for the three month period ended June 30, 2015 fell to $40,520 from $71,476 for the three month period ended June 30, 2014 due to decreased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three months ended June 30, 2015 increased to $246,984 from $235,252 for the three months ended June 30, 2014 due to an increase in the depreciation, depletion and amortization rate in 2015. This rate increase resulted from a significant decline in the reserves in 2015 due to lower prices.

Cost ceiling write-down. There was a cost ceiling write-down of $3,099,642 for the three months ended June 30, 2015. This was due to lower average oil and gas prices for the twelve months preceding the write-down. There was no cost ceiling write-down for the three months ended June 30, 2014.

Results of Operations

For the six months ended June 30, 2015 as compared to the six months ended June 30, 2014:

	Six Months Ended June 30,
	2015	2014
Oil sales	$332,998	$832,277
Barrels produced	7,027	8,788
Average price/bbl	$47.39	$94.71

Gas sales	$683,910	$1,659,717
Mcf produced	247,766	281,558
Average price/mcf	$2.76	$5.89

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $1,475,086, a 59.2% decline, for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014.

Of this decline, $415,828 and $882,531 were due to decreases in the average prices of oil and gas sold, respectively. The average price fell to $47.39 from $94.71 per barrel (bbl) and to $2.76 from $5.89 per thousand cubic feet (mcf) for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014.

Also contributing to the decline in sales were $83,451 and $93,276 due to lower volumes of oil and gas sold, respectively, by 1,761 bbls and 33,792 mcf.

Lease operations. Lease operating expense during the six month period ended June 30, 2015 increased to $508,581 from $446,552 for the six months ended June 30, 2014 due to more well repairs and workovers.

Production taxes. Production taxes during the six month period ended June 30, 2015 decreased to $55,831 from $137,891 for the six month period ended June 30, 2014 due to lower overall oil and gas revenue.

Administrative and general expense. Administrative and general expense for the six month period ended June 30, 2015 fell to $76,313 from $117,868 for the six month period ended June 30, 2014 due to decreased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the six months ended June 30, 2015 increased to $432,102 from $425,041 for the six months ended June 30, 2014 due to an increase in the depreciation, depletion and amortization rate in 2015. This rate increase resulted from a significant decline in the reserves in 2015 due to lower prices.

Cost ceiling write-down. There was a cost ceiling write-down of $3,099,642 for the six months ended June 30, 2015. This was due to lower average oil and gas prices for the twelve months preceding the write-down. There was no cost ceiling write-down for the six months ended June 30, 2014.

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

2. Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes.  The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the six months ended June 30, 2015, a 10% change in the price received for oil and gas production would have had an approximate $102,000 impact on revenue.

3. Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.    Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2014 annual report on internal control over financial reporting, and for the quarter ended June 30, 2015, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II – Other Information

Item 1.    Legal Proceedings

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith.

	31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	101	The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners' Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 07-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date:	August 14, 2015

		By:	/s/ Alan Clark
Alan Clark, Treasurer and Controller

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners' Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

