Form 10-Q
period 2016-06-30
Mewbourne Energy Partners 07-A, L.P.
filed 2016-08-15
CIK 1353748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from____________to____________

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

Yes  ☐    No  ☒

MEWBOURNE ENERGY PARTNERS 07-A, L.P.

MEWBOURNE ENERGY PARTNERS 07-A, L.P.

Part I - Financial Information

Item 1.	Financial Statements

CONDENSED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS

Cash	$469	$77,310
Accounts receivable, affiliate	282,821	221,914
Prepaid state taxes	7,264	5,344
Total current assets	290,554	304,568

Oil and gas properties at cost, full-cost method	66,146,221	66,184,314
Less accumulated depreciation, depletion, amortization and cost ceiling write-downs	(62,210,331)	(61,191,872)
	3,935,890	4,992,442

Total assets	$4,226,444	$5,297,010

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$62,283	$82,461
Total current liabilities	62,283	82,461

Asset retirement obligation	578,073	558,971

Partners’ capital	3,586,088	4,655,578

Total liabilities and partners’ capital	$4,226,444	$5,297,010

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 07-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Oil sales	$202,525	$204,997	$283,229	$332,998
Gas sales	245,231	349,578	454,929	683,910
Total revenues	447,756	554,575	738,158	1,016,908

Expenses:
Lease operating expense	198,096	245,198	477,526	508,581
Production taxes	24,308	30,077	36,411	55,831
Administrative and general expense	34,378	40,520	55,665	76,313
Depreciation, depletion, and amortization	111,173	246,984	214,598	432,102
Cost ceiling write-down	150,628	3,099,642	777,435	3,099,642
Asset retirement obligation accretion	9,551	9,149	19,102	18,298
Total expenses	528,134	3,671,570	1,580,737	4,190,767

Net loss	$(80,378)	$(3,116,995)	$(842,579)	$(3,173,859)

 The accompanying notes are an integral part of the financial statements.

4

MEWBOURNE ENERGY PARTNERS 07-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the six months ended June 30, 2016

(Unaudited)

Total

Balance at December 31, 2015	$4,655,578

Cash distributions	(226,911)

Net loss	(842,579)

Balance at June 30, 2016	$3,586,088

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 07-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(842,579)	$(3,173,859)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, and amortization	214,598	432,102
Cost ceiling write-down	777,435	3,099,642
Asset retirement obligation accretion	19,102	18,298
Changes in operating assets and liabilities:
Accounts receivable, affiliate	(60,907)	181,289
Prepaid state taxes	(1,920)	(3,168)
Accounts payable, affiliate	(20,178)	22,643
Net cash provided by operating activities	85,551	576,947

Cash flows from investing activities:
Expense reimbursement on defective pipe	64,574	—
Purchase and development of oil and gas properties	(55)	(21,068)
Net cash provided by (used in) investing activities	64,519	(21,068)

Cash flows from financing activities:
Cash distributions to partners	(226,911)	(609,975)
Net cash used in financing activities	(226,911)	(609,975)

Net decrease in cash	(76,841)	(54,096)
Cash, beginning of period	77,310	58,387

Cash, end of period	$469	$4,291

Supplemental Cash Flow Information:
Change to net oil & gas properties related to asset retirement obligation liabilities	$—	$665

Change to property, plant and equipment related to accrual of leaseholds	$—	$1,429

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

3. Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At June 30, 2016 and 2015, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of estimated future net cash flows of proved reserves, computed using the 12-month unweighted average of first-day-of-the-month oil and natural gas prices, discounted at 10%, and the lower of cost or fair value of unproved properties. If unamortized costs capitalized exceed the ceiling, the excess is charged to expense in the period the excess occurs. Cost ceiling write-down. There were cost ceiling write-downs totaling $777,435 and $3,099,642 for the six months ended June 30, 2016 and 2015, respectively.

The accompanying notes are an integral part of the financial statements.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the six months ended June 30, 2016 and the year ended December 31, 2015 is as follows:

	2016	2015
Balance, beginning of period	$558,971	$534,688
Liabilities incurred	—	665
Liabilities reduced due to sales of property	—	(12,560)
Accretion expense	19,102	36,178
Balance, end of period	$578,073	$558,971

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $228,271 at June 30, 2016.

The Partnership had reduced cash flows from operations for the six months ended June 30, 2016 due to the steep decline in oil and gas prices during the previous twelve months. Considering these reduced operating cashflows, the Partnership anticipates smaller distributions until prices improve.

During the six months ended June 30, 2016, the Partnership made cash distributions to the investor partners in the amount of $226,911 as compared to $609,975 for the six months ended June 30, 2015. Since inception, the Partnership has made distributions of $62,694,157, inclusive of state tax payments.

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

Results of Operations

For the three months ended June 30, 2016 as compared to the three months ended June 30, 2015:

	Three Months Ended June 30,
	2016	2015
Oil sales	$202,525	$204,997
Barrels produced	5,205	4,066
Average price/bbl	$38.91	$50.42

Gas sales	$245,231	$349,578
Mcf produced	120,482	133,652
Average price/mcf	$2.04	$2.62

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $106,819, a 19.3% decline, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.

Of this decline, $46,790 and $77,541 were due to decreases in the average prices of oil and gas sold, respectively. The average price fell to $38.91 from $50.42 per barrel (bbl) and to $2.04 from $2.62 per thousand cubic feet (mcf) for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.

Also contributing to the decline in sales was $26,806 due to a lower volume of gas sold by 13,170 mcf.

These declines were partially offset by an increase of $44,318 due to an increased volume of oil sold by 1,139 bbls.

Lease operations. Lease operating expense during the three month period ended June 30, 2016 decreased to $198,096 from $245,198 for the three months ended June 30, 2015 due to fewer well repairs and workovers.

Production taxes. Production taxes during the three month period ended June 30, 2016 decreased to $24,308 from $30,077 for the three month period ended June 30, 2015 due to lower overall oil and gas revenue.

Administrative and general expense. Administrative and general expense for the three month period ended June 30, 2016 fell to $34,378 from $40,520 for the three month period ended June 30, 2015 due to decreased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three months ended June 30, 2016 decreased to $111,173 from $246,984 for the three months ended June 30, 2015. This was due to the overall decrease in oil and gas production.

Cost ceiling write-down. There were cost ceiling write-downs of $150,628 and $3,099,642 for the three months ended June 30, 2016 and 2015, respectively. These were due to lower average oil and gas prices for the twelve months preceding the write-downs.

Results of Operations

For the six months ended June 30, 2016 as compared to the six months ended June 30, 2015:

	Six Months Ended June 30,
	2016	2015
Oil sales	$283,229	$332,998
Barrels produced	8,038	7,027
Average price/bbl	$35.24	$47.39

Gas sales	$454,929	$683,910
Mcf produced	233,608	247,766
Average price/mcf	$1.95	$2.76

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $278,750, a 27.4% decline, for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.

Of this decline, $85,393 and $201,410 were due to decreases in the average prices of oil and gas sold, respectively. The average price fell to $35.24 from $47.39 per barrel (bbl) and to $1.95 from $2.76 per thousand cubic feet (mcf) for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.

Also contributing to the decline in sales was $27,571 due to a lower volume of gas sold by 14,158 mcf.

These decreases were partially offset by an increase of $35,624 due to an increase in the volume of oil sold by 1,011 bbls.

Lease operations. Lease operating expense during the six month period ended June 30, 2016 decreased to $477,526 from $508,581 for the six months ended June 30, 2015 due to fewer well repairs and workovers.

Production taxes. Production taxes during the six month period ended June 30, 2016 decreased to $36,411 from $55,831 for the six month period ended June 30, 2015 due to lower overall oil and gas revenue.

Administrative and general expense. Administrative and general expense for the six month period ended June 30, 2016 fell to $55,665 from $76,313 for the six month period ended June 30, 2015 due to decreased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the six months ended June 30, 2016 decreased to $214,598 from $432,102 for the six months ended June 30, 2015. This was due to the overall decrease in oil and gas production.

Cost ceiling write-down. There were cost ceiling write-downs totaling $777,435 and $3,099,642 for the six months ended June 30, 2016 and 2015, respectively. These were due to lower average oil and gas prices for the twelve months preceding the write-downs.

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

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the six months ended June 30, 2016, a 10% change in the price received for oil and gas production would have had an approximate $74,000 impact on revenue.

3.	Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.	Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2015 annual report on internal control over financial reporting, and for the quarter ended June 30, 2016, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

From time to time, the Registrant may be a party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, the Partnership does not expect these matters to have a material effect on its financial position or results of operations.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith.

	31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 07-A, L.P.

	By:	Mewbourne Development Corporation
Managing General Partner

Date: August 15, 2016

	By:	/s/ Alan Clark
Alan Clark, Treasurer and Controller

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

