Form 10-Q
period 2017-06-30
Mewbourne Energy Partners 07-A, L.P.
filed 2017-08-14
CIK 1353748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ________ to ________

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

Yes  ☐  No ☒

MEWBOURNE ENERGY PARTNERS 07-A, L.P.

INDEX

MEWBOURNE ENERGY PARTNERS 07-A, L.P.

Part I - Financial Information

Item 1. Financial Statements
CONDENSED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS

Cash	$3,172	$12,829
Accounts receivable, affiliate	339,100	316,454
Prepaid state taxes	738	417
Total current assets	343,010	329,700

Oil and gas properties at cost, full-cost method	66,149,686	66,147,353
Less accumulated depreciation, depletion, amortization
and cost ceiling write-downs	(62,600,149)	(62,473,736)
	3,549,537	3,673,617

Total assets	$3,892,547	$4,003,317

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, affiliate	$81,755	$94,128
Total current liabilities	81,755	94,128

Asset retirement obligation	618,709	597,175

Partners' capital	3,192,083	3,312,014

Total liabilities and partners' capital	$3,892,547	$4,003,317

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 07-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues:
Oil sales	$209,035	$202,525	$373,427	$283,229
Gas sales	342,959	245,231	655,490	454,929
Total revenues	551,994	447,756	1,028,917	738,158

Expenses:
Lease operating expense	191,831	198,096	383,521	477,526
Production taxes	30,266	24,308	55,325	36,411
Administrative and general expense	34,592	34,378	62,471	55,665
Depreciation, depletion, and amortization	62,532	111,173	126,413	214,598
Cost ceiling write-down	—	150,628	—	777,435
Asset retirement obligation accretion	10,216	9,551	20,422	19,102
Total expenses	329,437	528,134	648,152	1,580,737
Net income (loss)	$222,557	$(80,378)	$380,765	$(842,579)

The accompanying notes are an integral part of the financial statements.

4

MEWBOURNE ENERGY PARTNERS 07-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
For the six months ended June 30, 2017
(Unaudited)

Partners’ Capital

Balance at December 31, 2016	$3,312,014

Cash distributions	(500,696)

Net income	380,765

Balance at June 30, 2017	$3,192,083

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 07-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$380,765	$(842,579)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation, depletion, and amortization	126,413	214,598
Cost ceiling write-down	—	777,435
Asset retirement obligation accretion	20,422	19,102
Changes in operating assets and liabilities:
Accounts receivable, affiliate	(22,646)	(60,907)
Prepaid state taxes	(321)	(1,920)
Accounts payable, affiliate	(12,373)	(20,178)
Net cash provided by operating activities	492,260	85,551

Cash flows from investing activities:
Proceeds from sale of oil and gas properties and expense reimbursement on defective pipe	67	64,574
Purchase and development of oil and gas properties	(1,288)	(55)
Net cash (used in) provided by investing activities	(1,221)	64,519

Cash flows from financing activities:
Cash distributions to partners	(500,696)	(226,911)
Net cash used in financing activities	(500,696)	(226,911)

Net decrease in cash	(9,657)	(76,841)
Cash, beginning of period	12,829	77,310
Cash, end of period	$3,172	$469

Supplemental Cash Flow Information:
Change to net oil & gas properties related to asset retirement
obligation liabilities	$1,115	$—

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

3.       Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At June 30, 2017 and 2016, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of estimated future net cash flows of proved reserves, computed using the 12-month unweighted average of first-day-of-the-month oil and natural gas prices, discounted at 10%, and the lower of cost or fair value of unproved properties. If unamortized costs capitalized exceed the ceiling, the excess is charged to expense in the period the excess occurs. Cost ceiling write-down. There were cost ceiling write-downs totaling $777,435 for the six months ended June 30, 2016. There were no cost ceiling write-downs for the six months ended June 30, 2017.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the six months ended June 30, 2017 and the year ended December 31, 2016 is as follows:

	2017	2016
Balance, beginning of period	$597,175	$558,971
Liabilities incurred	1,112	—
Accretion expense	20,422	38,204
Balance, end of period	$618,709	$597,175

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

 ____________________

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $261,255 at June 30, 2017.

During the six months ended June 30, 2017, the Partnership made cash distributions to the investor partners (including state tax payments for the benefit of investor partners) in the amount of $500,696 as compared to $226,911 for the six months ended June 30, 2016. Since inception, the Partnership has made distributions of $63,702,032, inclusive of state tax payments.

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

Results of Operations

For the three months ended June 30, 2017 as compared to the three months ended June 30, 2016:

	Three Months Ended June 30,
	2017	2016
Oil sales	$209,035	$202,525
Barrels produced	4,639	5,205
Average price/bbl	$45.06	$38.91

Gas sales	$342,959	$245,231
Mcf produced	109,938	120,482
Average price/mcf	$3.12	$2.04

Oil and gas revenues. As shown in the above table, total oil and gas sales increased by $104,238, a 23.3% increase, for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016.

Of this increase, $32,014 and $130,621 were due to inclines in the average prices of oil and gas sold, respectively. The average price rose to $45.06 from $38.91 per barrel (bbl) and to $3.12 from $2.04 per thousand cubic feet (mcf) for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016.

Partially offsetting these increases were decreases of $25,504 and $32,893 due to decreases in the volumes of oil and gas sold. The volumes sold decreased by 566 bbls and 10,544 mcf for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016.

Lease operations. Lease operating expense during the three month period ended June 30, 2017 decreased to $191,831 from $198,096 for the three month period ended June 30, 2016 due to fewer well repairs and workovers and lower pumping expenses and overhead.

Production taxes. Production taxes during the three month period ended June 30, 2017 increased to $30,266 from $24,308 for the three month period ended June 30, 2016. This was due to higher overall oil and gas revenue for the three month period ended June 30, 2017.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended June 30, 2017 decreased to $62,532 from $111,173 for the three month period ended June 30, 2016 due to the prior period cost ceiling write-downs that reduced the balance of the full cost pool subject to amortization and to the overall decline in production.

Cost ceiling write-down. There was a cost ceiling write-down of $150,628 for the three months ended June 30, 2016. This was due to lower average oil and gas prices for the twelve months preceding the write-down. There was no cost ceiling write-down for the three months ended June 30, 2017.

Results of Operations

For the six months ended June 30, 2017 as compared to the six months ended June 30, 2016:

	Six Months Ended June 30,
	2017	2016
Oil sales	$373,427	$283,229
Barrels produced	8,099	8,038
Average price/bbl	$46.11	$35.24

Gas sales	$655,490	$454,929
Mcf produced	209,748	233,608
Average price/mcf	$3.13	$1.95

Oil and gas revenues. As shown in the above table, total oil and gas sales increased by $290,759, a 39.4% increase, for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016.

Of this increase, $87,385 and $275,127 were due to inclines in the average prices of oil and gas sold, respectively. The average price rose to $46.11 from $35.24 per barrel (bbl) and to $3.13 from $1.95 per thousand cubic feet (mcf) for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016.

Additionally contributing to this increase was an increase of $2,813 from an incline in the volume of oil sold by 61 bbls.

Partially offsetting these increases was a decrease of $74,566 due to a decrease in the volume of gas sold. The volume sold decreased by 23,860 mcf for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016.

Lease operations. Lease operating expense during the six month period ended June 30, 2017 decreased to $383,521 from $477,526 for the six month period ended June 30, 2016 due to fewer well repairs and workovers and lower pumping expenses and overhead.

Production taxes. Production taxes during the six month period ended June 30, 2017 increased to $55,325 from $36,411 for the six month period ended June 30, 2016. This was due to higher overall oil and gas revenue for the six month period ended June 30, 2017.

Administrative and general expense. Administrative and general expense for the six month period ended June 30, 2017 rose to $62,471 from $55,665 for the six month period ended June 30, 2016 due to increased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the six month period ended June 30, 2017 decreased to $126,413 from $214,598 for the six month period ended June 30, 2016 due to the prior period cost ceiling write-downs that reduced the balance of the full cost pool subject to amortization and to the overall decline in production.

Cost ceiling write-down. There were cost ceiling write-downs totaling $777,435 for the six months ended June 30, 2016. These were due to lower average oil and gas prices for the twelve months preceding the write-downs. There were no cost ceiling write-downs for the six months ended June 30, 2017.

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

2.       Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes.  The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the six months ended June 30, 2017, a 10% change in the price received for oil and gas production would have had an approximate $103,000 impact on revenue.

3.       Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.	Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2016 annual report on internal control over financial reporting, and for the quarter ended June 30, 2017, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

From time to time, the Registrant may be a party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, the Partnership does not expect these matters to have a material effect on its financial position or results of operations.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith.

	31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	101	The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

(b)	Reports on Form 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 07-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date: August 14, 2017

By:	/s/ Alan Clark
Alan Clark, Treasurer and Controller

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

