Form 10-Q
period 2018-06-30
Mewbourne Energy Partners 07-A, L.P.
filed 2018-08-14
CIK 1353748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Yes ☐   No ☒

MEWBOURNE ENERGY PARTNERS 07-A, L.P.

MEWBOURNE ENERGY PARTNERS 07-A, L.P.

Part I - Financial Information

Item 1. Financial Statements

CONDENSED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS

Cash	$7,885	$4,507
Accounts receivable, affiliate	270,387	260,248
Prepaid state taxes	1,037	546
Total current assets	279,309	265,301

Oil and gas properties at cost, full-cost method	66,149,328	66,149,923
Less accumulated depreciation, depletion, amortization
and cost ceiling write-downs	(62,788,888)	(62,701,196)
	3,360,440	3,448,727

Total assets	$3,639,749	$3,714,028

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$106,587	$104,894
Total current liabilities	106,587	104,894

Asset retirement obligation	657,899	639,315
Total liabilities	764,486	744,209

Partners’ capital	2,875,263	2,969,819

Total liabilities and partners’ capital	$3,639,749	$3,714,028

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 07-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues:
Oil sales	$163,469	$209,035	$309,629	$373,427
Gas sales	273,275	342,959	517,810	655,490
Total revenues	436,744	551,994	827,439	1,028,917

Expenses:
Lease operating expense	200,414	191,831	441,736	383,521
Production taxes	19,465	30,266	37,110	55,325
Administrative and general expense	42,070	34,592	65,993	62,471
Depreciation, depletion, and amortization	51,269	62,532	92,112	126,413
Asset retirement obligation accretion	10,257	10,216	20,589	20,422
Total expenses	323,475	329,437	657,540	648,152

Net income	$113,269	$222,557	$169,899	$380,765

The accompanying notes are an integral part of the financial statements.

4

MEWBOURNE ENERGY PARTNERS 07-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the six months ended June 30, 2018

(Unaudited)

Partners’ Capital

Balance at December 31, 2017	$2,969,819

Cash distributions	(264,455)
Net income	169,899

Balance at June 30, 2018	$2,875,263

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 07-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net income	$169,899	$380,765
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion, and amortization	92,112	126,413
Asset retirement obligation accretion	20,589	20,422
Plugging and abandonment cost paid from asset retirement obligation	(5,176)	—
Changes in operating assets and liabilities:
Accounts receivable, affiliate	(10,139)	(22,646)
Prepaid state taxes	(491)	(321)
Accounts payable, affiliate	1,693	(12,373)
Net cash provided by operating activities	268,487	492,260

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	—	67
Development of oil and gas properties	(654)	(1,288)
Net cash used in investing activities	(654)	(1,221)

Cash flows from financing activities:
Cash distributions to partners	(264,455)	(500,696)
Net cash used in financing activities	(264,455)	(500,696)

Net increase (decrease) in cash	3,378	(9,657)
Cash, beginning of period	4,507	12,829
Cash, end of period	$7,885	$3,172
Supplemental Cash Flow Information:
Change to net oil & gas properties related to asset retirement
obligation liabilities	$3,171	$1,115

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

3.       Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At June 30, 2018 and 2017, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of estimated future net cash flows of proved reserves, computed using the 12-month unweighted average of first-day-of-the-month oil and natural gas prices, discounted at 10%, and the lower of cost or fair value of unproved properties. If unamortized costs capitalized exceed the ceiling, the excess is charged to expense in the period the excess occurs. There were no cost ceiling write-downs for the six months ended June 30, 2018 or 2017.

4.       Asset Retirement Obligations

The Partnership has recognized an estimated asset retirement obligation liability (“ARO”) for future plugging and abandonment costs. A liability for the estimated fair value of the future plugging and abandonment costs is recorded with a corresponding increase in the full cost pool at the time a new well is drilled. Depletion expense associated with estimated plugging and abandonment costs is recognized in accordance with the full cost methodology.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the six months ended June 30, 2018 and the year ended December 31, 2017 is as follows:

	2018	2017
Balance, beginning of period	$639,315	$597,175
Liabilities incurred	4	1,703
Liabilities reduced due to settlements and plugging and abandonments	(2009)	—
Accretion expense	20,589	40,437
Balance, end of period	$657,899	$639,315

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $172,722 at June 30, 2018.

During the six months ended June 30, 2018, the Partnership made cash distributions to the investor partners (including state tax payments for the benefit of investor partners) in the amount of $264,455 as compared to $500,696 for the six months ended June 30, 2017. Since inception, the Partnership has made distributions of $64,452,048, inclusive of state tax payments.

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

Results of Operations

For the three months ended June 30, 2018 as compared to the three months ended June 30, 2017:

	Three Months Ended June 30,
	2018	2017
Oil sales	$163,469	$209,035
Barrels produced	2,632	4,639
Average price/bbl	$62.11	$45.06

Gas sales	$273,275	$342,959
Mcf produced	89,372	109,938
Average price/mcf	$3.06	$3.12

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $115,250, a 20.9% decline, for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017.

Of this decrease, $124,651 and $62,885 were due to declines in the volumes of oil and gas sold, respectively. The volumes sold decreased by 2,007 barrels (bbls) and 20,566 thousand cubic feet (mcf) for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017.

Also contributing to the decline in revenue was a decrease of $6,799 from a decline in the average price of gas sold. The average price fell to $3.06 from $3.12 per mcf for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017.

Partially offsetting these decreases was an increase of $79,085 due to a rise in the average price of oil sold. The average price rose to $62.11 from $45.06 per bbl for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017.

Lease operations. Lease operating expense during the three months ended June 30, 2018 increased to $200,414 from $191,831 for the three months ended June 30, 2017 due to more well repairs and workovers.

Production taxes. Production taxes during the three months ended June 30, 2018 decreased to $19,465 from $30,266 for the three months ended June 30, 2017. This was due to lower overall oil and gas revenue for the three months ended June 30, 2018.

Administrative and general expense. Administrative and general expense for the three months ended June 30, 2018 rose to $42,070 from $34,592 for the three months ended June 30, 2017 due to increased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three months ended June 30, 2018 decreased to $51,269 from $62,532 for the three months ended June 30, 2017 due to the prior period cost ceiling write-downs that reduced the balance of the full cost pool subject to amortization and to the overall decline in production.

Results of Operations

For the six months ended June 30, 2018 as compared to the six months ended June 30, 2017:

	Six Months Ended June 30,
	2018	2017
Oil sales	$309,629	$373,427
Barrels produced	5,040	8,099
Average price/bbl	$61.43	$46.11

Gas sales	$517,810	$655,490
Mcf produced	165,872	209,748
Average price/mcf	$3.12	$3.13

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $201,478, an 19.6% decrease, for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.

Of this decrease, $187,928 and $136,970 were due to decreases in the volumes of oil and gas sold, respectively. The volumes sold decreased by 3,059 barrels (bbls) and 43,876 thousand cubic feet (mcf) for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.

Also contributing to the decline in revenue was a decrease of $710 due to a decline in the average price of gas sold to $3.12 from $3.13 per mcf for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.

Partially offsetting these decreases was an increase of $124,130 due to a rise in the average price of oil sold. The average price rose to $61.43 from $46.11 per bbl for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.

Lease operations. Lease operating expense during the six months ended June 30, 2018 increased to $441,736 from $383,521 for the six months ended June 30, 2017 due to more well repairs and workovers.

Production taxes. Production taxes during the six months ended June 30, 2018 decreased to $37,110 from $55,325 for the six months ended June 30, 2017. This was due to lower overall oil and gas revenue for the six months ended June 30, 2018.

Administrative and general expense. Administrative and general expense for the six months ended June 30, 2018 rose to $65,993 from $62,471 for the six months ended June 30, 2017 due to increased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the six months ended June 30, 2018 decreased to $92,112 from $126,413 for the six months ended June 30, 2017 due to the prior period cost ceiling write-downs that reduced the balance of the full cost pool subject to amortization and to the overall decline in production.

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

2.       Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the six months ended June 30, 2018, a 10% change in the price received for oil and gas production would have had an approximate $83,000 impact on revenue.

3.       Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.	Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2017 annual report on internal control over financial reporting, and for the quarter ended June 30, 2018, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II - Other Information

Item 1.	Legal Proceedings

From time to time, the Registrant may be a party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, the Partnership does not expect these matters to have a material effect on its financial position or results of operations.

Item 6.	Exhibits and Reports on Form 8-K
(a)	Exhibits filed herewith.

	31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

(b)	Reports on Form 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 07-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date:      August 14, 2018

By:	/s/ J. Roe Buckley
J. Roe Buckley
Chairman of the Board
Executive Vice President
Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

