Form 10-Q
period 2018-09-30
Mewbourne Energy Partners 07-A, L.P.
filed 2018-11-14
CIK 1353748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes☒   No ☐

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

Yes ☐   No ☒

MEWBOURNE ENERGY PARTNERS 07-A, L.P.

MEWBOURNE ENERGY PARTNERS 07-A, L.P.

Part I - Financial Information

Item 1. Financial Statements

CONDENSED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS

Cash	$1,780	$4,507
Accounts receivable, affiliate	339,910	260,248
Prepaid state taxes	1,345	546
Total current assets	343,035	265,301

Oil and gas properties at cost, full-cost method	66,149,040	66,149,923
Less accumulated depreciation, depletion, amortization
and cost ceiling write-downs	(62,840,083)	(62,701,196)
	3,308,957	3,448,727

Total assets	$3,651,992	$3,714,028

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$84,661	$104,894
Total current liabilities	84,661	104,894

Asset retirement obligation	668,066	639,315
Total liabilities	752,727	744,209

Partners’ capital	2,899,265	2,969,819

Total liabilities and partners’ capital	$3,651,992	$3,714,028

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 07-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues:
Oil sales	$210,727	$153,249	$520,356	$526,676
Gas sales	261,490	309,381	779,300	964,871
Total revenues	472,217	462,630	1,299,656	1,491,547

Expenses:
Lease operating expense	196,085	176,749	637,821	560,270
Production taxes	21,502	25,271	58,612	80,596
Administrative and general expense	19,042	25,200	85,035	87,671
Depreciation, depletion, and amortization	51,405	55,453	143,517	181,866
Asset retirement obligation accretion	10,167	10,220	30,756	30,642
Total expenses	298,201	292,893	955,741	941,045

Net income	$174,016	$169,737	$343,915	$550,502

The accompanying notes are an integral part of the financial statements.

4

MEWBOURNE ENERGY PARTNERS 07-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
For the nine months ended September 30, 2018
(Unaudited)

Partners’ Capital

Balance at December 31, 2017	$2,969,819

Cash distributions	(414,469)
Net income	343,915

Balance at September 30, 2018	$2,899,265

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 07-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net income	$343,915	$550,502
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion, and amortization	143,517	181,866
Asset retirement obligation accretion	30,756	30,642
Plugging and abandonment cost paid from asset retirement obligation	(5,386)	—
Changes in operating assets and liabilities:
Accounts receivable, affiliate	(79,662)	1,039
Prepaid state taxes	(799)	(503)
Accounts payable, affiliate	(20,233)	(10,858)
Net cash provided by operating activities	412,108	752,688

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	288	505
Development of oil and gas properties	(654)	(1,288)
Net cash used in investing activities	(366)	(783)

Cash flows from financing activities:
Cash distributions to partners	(414,469)	(735,702)
Net cash used in financing activities	(414,469)	(735,702)

Net (decrease) increase in cash	(2,727)	16,203
Cash, beginning of period	4,507	12,829
Cash, end of period	$1,780	$29,032
Supplemental Cash Flow Information:
Change to net oil & gas properties related to asset retirement
obligation liabilities	$3,381	$1,703

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

3.       Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At September 30, 2018 and 2017, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of estimated future net cash flows of proved reserves, computed using the 12-month unweighted average of first-day-of-the-month oil and natural gas prices, discounted at 10%, and the lower of cost or fair value of unproved properties. If unamortized costs capitalized exceed the ceiling, the excess is charged to expense in the period the excess occurs. There were no cost ceiling write-downs for the nine months ended September 30, 2018 or 2017.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the nine months ended September 30, 2018 and the year ended December 31, 2017 is as follows:

	2018	2017
Balance, beginning of period	$639,315	$597,175
Liabilities incurred	4	1,703
Liabilities reduced due to settlements, plugging and abandonments	(2,009)	—
Accretion expense	30,756	40,437
Balance, end of period	$668,066	$639,315

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $258,374 at September 30, 2018.

During the nine months ended September 30, 2018, the Partnership made cash distributions to the investor partners (including state tax payments for the benefit of investor partners) in the amount of $414,469 as compared to $735,702 for the nine months ended September 30, 2017. Since inception, the Partnership has made distributions of $64,602,062, inclusive of state tax payments.

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

Results of Operations

For the three months ended September 30, 2018 as compared to the three months ended September 30, 2017:

	Three Months Ended September 30,
	2018	2017
Oil sales	$210,727	$153,249
Barrels produced	3,574	3,426
Average price/bbl	$58.96	$44.73

Gas sales	$261,490	$309,381
Mcf produced	87,725	102,112
Average price/mcf	$2.98	$3.03

Oil and gas revenues. As shown in the above table, total oil and gas sales increased by $9,587, a 2.1% increase, for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017.

Of this increase, $48,752 was due to a rise in the average price of oil sold. The average price rose to $58.96 from $44.73 per barrel (bbl) for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017.

Also contributing to the increased revenue was $8,726 from a rise in the volume of oil sold. The volumes sold increased by 148 bbls for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017.

Partially offsetting these increases was a decrease of $42,885 from a decline in the volume of gas sold. The volume of gas sold decreased by 14,387 thousand cubic feet (mcf) for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017.

Also partially offsetting these increases was a decrease of $5,006 due to a decline in the average price of gas sold. The average price fell to $2.98 from $3.03 per mcf for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017.

Lease operations. Lease operating expense during the three months ended September 30, 2018 increased to $196,085 from $176,749 for the three months ended September 30, 2017 due to more well repairs and workovers.

Production taxes. Production taxes during the three months ended September 30, 2018 decreased to $21,502 from $25,271 for the three months ended September 30, 2017. This was due to production tax credits during the three months ended September 30, 2018.

Administrative and general expense. Administrative and general expense for the three months ended September 30, 2018 fell to $19,042 from $25,200 for the three months ended September 30, 2017 due to decreased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three months ended September 30, 2018 decreased to $51,405 from $55,453 for the three months ended September 30, 2017 due to the prior period cost ceiling write-downs that reduced the balance of the full cost pool subject to amortization and to the overall decline in production.

Results of Operations

For the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017:

	Nine Months Ended September 30,
	2018	2017
Oil sales	$520,356	$526,676
Barrels produced	8,614	11,525
Average price/bbl	$60.41	$45.70

Gas sales	$779,300	$964,871
Mcf produced	253,597	311,860
Average price/mcf	$3.07	$3.09

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $191,891, a 12.9% decrease, for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.

Of this decrease, $175,848 and $179,041 were due to decreases in the volumes of oil and gas sold, respectively. The volumes sold decreased by 2,911 barrels (bbls) and 58,263 thousand cubic feet (mcf) for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.

Also contributing to the decline in revenue was a decrease of $6,530 due to a decline in the average price of gas sold to $3.07 from $3.09 per mcf for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.

Partially offsetting these decreases was an increase of $169,528 due to a rise in the average price of oil sold. The average price rose to $60.41 from $45.70 per bbl for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.

Lease operations. Lease operating expense during the nine months ended September 30, 2018 increased to $637,821 from $560,270 for the nine months ended September 30, 2017 due to more well repairs and workovers.

Production taxes. Production taxes during the nine months ended September 30, 2018 decreased to $58,612 from $80,596 for the nine months ended September 30, 2017. This was due to lower overall oil and gas revenue for the nine months ended September 30, 2018.

Administrative and general expense. Administrative and general expense for the nine months ended September 30, 2018 fell to $85,035 from $87,671 for the nine months ended September 30, 2017 due to decreased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the nine months ended September 30, 2018 decreased to $143,517 from $181,866 for the nine months ended September 30, 2017 due to the prior period cost ceiling write-downs that reduced the balance of the full cost pool subject to amortization and to the overall decline in production.

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

2.   Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes.  The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the nine months ended September 30, 2018, a 10% change in the price received for oil and gas production would have had an approximate $130,000 impact on revenue.

3.   Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.	Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2017 annual report on internal control over financial reporting, and for the quarter ended September 30, 2018, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

From time to time, the Registrant may be a party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, the Partnership does not expect these matters to have a material effect on its financial position or results of operations.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith.

	31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

(b)	Reports on Form 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 07-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date: November 14, 2018

By:	/s/ J. Roe Buckley
J. Roe Buckley
Chairman of the Board
Executive Vice President
Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

